Form 10-Q
period 1995-01-27
MMI MEDICAL INC
filed 1995-03-10
CIK 746072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended                                Commission File No.
    January 27, 1995                                            0-13608

                                MMI MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


            California                                         95-3619990
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                   1611 Pomona Road, Corona, California 91720
               (Address of principal executive offices) (Zip Code)


                                 (909) 736-4570
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    -----      -----

Shares of Registrant's common stock, $.01 par value, outstanding at March 8, 1995 - 5,059,395

The Exhibit Index appears on page 20

                                MMI MEDICAL, INC.
                                    FORM 10-Q
                                January 27, 1995


                                TABLE OF CONTENTS



                                                                          Page
Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets                                      3

  Condensed Consolidated Statements of Operations                            4

  Consolidated Statements of Cash Flows                                      7

  Notes to the Condensed Consolidated Financial Statements                   9

  Pro Forma Financial Information                                           12

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             15


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 6.  Exhibits and Reports on Form 8-K                                   18

Exhibit Index                                                               20

Exhibit 11.1 - Statement of Computation of Per Share Earnings               21

                                MMI MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                          January 27, 1995   April 29,1994
                                          ----------------   -------------
                                            (Unaudited)
ASSETS
Current assets
 Cash and cash equivalents                   $     410           $   1,316
 Receivables                                     7,693               3,041
 Inventory                                      10,075               5,547
 Net assets of discontinued operation            1,662               1,683
 Prepaid expenses                                1,025                 712
                                              --------            --------
   Total current assets                         20,865              12,299
Equipment                                       34,978              29,745
Less accumulated depreciation                  (27,802)            (23,711)
                                              --------            --------
Equipment, net                                   7,176               6,034
Deferred income taxes                              904                  62
Other assets                                     4,497               2,353
                                              --------            --------
                                             $  33,442           $  20,748
                                              --------            --------
                                              --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                           $   2,978           $  1,159
  Accrued liabilities                            3,453              2,477
  Deferred revenues                              1,851              1,712
  Current portion of long-term debt                350                 --
                                              --------           --------
    Total current liabilities                    8,632              5,348

Long-term debt                                   4,332                 --

Shareholders' equity
  Common stock, $.01 par value
  10,000,000 shares authorized
  5,051,895 shares issued and
  outstanding at January 27, 1995
  (2,951,495 at April 29, 1994)                     52                 30
  Paid-in capital                               18,024             11,172
  Retained earnings                              2,402              4,198
                                              --------           --------
    Total shareholders' equity                  20,478             15,400
                                              --------           --------
                                             $  33,442          $  20,748
                                              --------           --------
                                              --------           --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                MMI MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                        Three Months Ended
                                                January 27, 1995   January 28, 1994
                                                ----------------   ----------------
Revenues
  Service                                              $  10,592         $    6,903
  Sale of equipment                                           --                866
                                                        --------           --------
Total revenues                                            10,592              7,769

Costs and expenses
  Cost of service                                          8,118              4,717
  Cost of equipment sales                                     --                650
  Depreciation                                               578                451
  Selling and administrative                               1,607              1,163
  Interest expense (income)                                  115                 (8)
                                                        --------           --------
Total costs and expenses                                  10,418              6,973

Income from continuing
  operations before taxes                                    174                796

Provision for income taxes                                    69                319
                                                        --------           --------
Income from continuing operations                            105                477

Income (loss) from discontinued operations, net
 of income tax expense (benefit) of $10 and
 $(38) in fiscal 1995 and 1994, respectively.                 16                (56)
                                                        --------           --------
Net income                                             $     121          $     421
                                                        --------           --------
                                                        --------           --------


Earnings per share:

Income from continuing operations                       $   0.02           $   0.16

Loss from discontinued operations                             --              (0.02)
                                                        --------           --------
Net income                                              $   0.02           $   0.14
                                                        --------           --------
                                                        --------           --------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                  MMI MEDICAL, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                               (Dollars in Thousands)

                                          Nine Months Ended
                                    January 27, 1995      January 28, 1994
                                   -----------------      ----------------
Revenues
  Service                                  $  27,390          $   21,619
  Sale of equipment                            1,171               1,544
                                            --------            --------
Total revenues                                28,561              23,163

Costs and expenses
  Cost of service                             22,268              15,466
  Cost of equipment sales                        989                 976
  Depreciation                                 1,646               1,331
  Selling and administrative                   4,859               3,620
  Interest expense (income)                      116                 (24)
                                            --------            --------
Total costs and expenses                      29,878              21,369

Income (loss) from continuing operations
 before taxes and cumulative effect of
 accounting change                            (1,317)              1,794

Provision (benefit) for income taxes            (527)                718
                                            --------            --------
Income (loss) from continuing operations
 before cumulative effect of
 accounting change                              (790)              1,076
Loss from discontinued operations,
 net of income tax (benefit) of
 $(103) and $(28) in fiscal 1995
 and 1994, respectively.                        (237)                (42)
                                            --------            --------
Income (loss) before cumulative
 effect of accounting change                  (1,027)              1,034
Cumulative effect of change
 in accounting for income taxes                   --                 505
                                            --------            --------
Net income (loss)                          $  (1,027)        $     1,539
                                            --------            --------
                                            --------            --------

                             (continued on next page)




Earnings per share:

Income (loss) from continuing operations
  before cumulative effect of
  accounting change                        $  (0.18)          $   0.35
Loss from discontinued operations             (0.06)             (0.01)
                                             ------             ------
Income (loss) before cumulative
  effect of accounting change                 (0.24)              0.34
Cumulative effect of accounting
 change for income taxes                         --               0.17
                                             ------             ------
Net income (loss)                          $  (0.24)          $   0.51
                                             ------             ------
                                             ------             ------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 MMI MEDICAL, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                              (Dollars in thousands)

                                                 Nine Months Ended
                                               January 27,       January 28
                                                   1995              1994
                                              -------------    -------------

Cash flows from operating activities
Continuing Operations:
Income (loss) before cumulative
 effect of accounting change                   $   (790)         $   1,076
Adjustments to reconcile income (loss)
to net cash flows from operations:
  Depreciation and amortization                   1,646              1,331
  Deferred income taxes                              (8)                 9
  Changes in assets and liabilities:
   Receivables                                   (2,918)                69
   Inventory                                        425               (611)
   Prepaid expenses                                (211)              (418)
   Accounts payable                                 681                 12
   Accrued liabilities                           (1,395)              (696)
   Deferred revenues                                 30                156
                                               --------           --------
Net cash provided (used) by
 continuing operations                           (2,540)               928

Discontinued Operations:
Net loss                                           (237)               (42)
Adjustments to reconcile net income
to net cash used in operation activities:
  Depreciation and amortization                      83                 54
  Net change in net assets of
    discontinued operations                          (8)              (309)
                                               --------           --------
Net cash used by discontinued operations           (162)              (297)
                                               --------           --------
Net cash provided (used) by
 operating activities                            (2,702)               631

Cash flows from investing activities
  Acquisition of business operations               (296)                --
  Net book value of equipment sold                  223                268
  Purchase of equipment                            (254)              (705)
                                               --------           --------
Net cash used in investing activities              (327)              (437)


                             (continued on next page)



Cash flows from financing activities
  Borrowings from line of credit                  4,005                 --
  Principal payments of long-term debt           (1,333)                --
  Exercise of stock options                         218                128
  Payment of dividends                             (767)              (353)
                                               --------           --------

Net cash provided by (used in)
 financing activities                             2,123               (225)
                                               --------           --------

Decrease in cash                                   (906)               (31)
Cash at beginning of period                       1,316              1,064
                                               --------           --------
Cash at end of period                         $     410          $   1,033
                                               --------           --------
                                               --------           --------


See accompanying Notes to Condensed Consolidated Financial Statements.
                                        8

                                  MMI MEDICAL, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JANUARY 27, 1995
                                     (Unaudited)


1.  General

  The condensed consolidated financial statements included herein have been prepared by the Company without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine months ended January 27, 1995 and January 28, 1994, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with Company's annual report on Form 10-K dated July 29, 1994, filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended January 27, 1995 and January 28, 1994, are not necessarily indicative of the results for the full year.

2.  Acquisition of MEDIQ Equipment and Maintenance Services, Inc.

  On August 3, 1994, the Company acquired (the "Acquisition") MEDIQ Equipment and Maintenance Services, Inc. ("MEMS"), a wholly owned subsidiary of MEDIQ Incorporated, as a result of the merger of MMI Acquisition Subsidiary, Inc., a wholly owned subsidiary of the Company incorporated to effect the Acquisition, with and into MEMS which became a wholly owned subsidiary of the Company. The transaction provided for the conversion of all shares of MEMS common stock into the right to receive 2,030,000 shares of MMI Medical, Inc. common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share. An additional 20,000 shares of MMI Medical, Inc. common stock was issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the reorganization and merger. The transaction was accounted for as a purchase and is reflected in the consolidated financial statements of the Company. The estimated aggregate purchase price was $7,689,000.

                                 MMI MEDICAL, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JANUARY 27, 1995
                                     (Unaudited)


3.  Income Taxes

  The provisions for taxes for the three and nine months ended January 27, 1995 and January 28, 1994, are based on the estimated annual tax rates for fiscal 1995 and 1994, respectively, and include the benefit of various tax credits. The components of the provisions for taxes based on income for the three and nine months ended January 27, 1995 and January 28, 1994 are as follows (in thousands):

                           Three Months Ended      Nine Months Ended
                           ------------------      -----------------
                         January 27, January 28,   January 27, January 28,
                            1995        1994          1995        1994
Current:
  Federal                $  (11)      $  187        $ (196)    $  460
  State.                    (10)          78          (197)       194

Deferred:
  Federal                    70           16          (240)        36
  State                      20            0           106          0
                         ------       ------        ------     ------
                         $   69       $  281        $ (527)    $  690
                         ------       ------        ------     ------
                         ------       ------        ------     ------



4.  Net Income Per Share

  Net income per share is based on the weighted average number of common and common share equivalents during each period, as follows:

                               Three Months           Nine Months
                                  Ended                  Ended
  January 27, 1995              5,057,727              4,339,802
  January 28, 1994              3,046,875              3,055,334


5.  Bank Line of Credit

  The Company has a $5,000,000 line of credit with a bank, $4,005,000 of which was utilized at the end of the third quarter of fiscal 1995. The Company did not meet certain financial covenants required by such agreement at the end of the third quarter, however, the bank waived the Company's non-compliance with such covenants through the end of the third quarter of the current fiscal year.

                                 MMI MEDICAL, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JANUARY 27, 1995
                                     (Unaudited)


6.  Discontinued Operations

  On October 24, 1994 the Company's Board of Directors adopted a formal plan to dispose of the Company's Advanced Imaging Technologies, Inc. subsidiary ("AIT"). AIT distributes X-ray film and other radiological supplies and equipment, accessory systems used with CT scanners and other diagnostic imaging and general X-ray instruments, and provides maintenance services for general X-ray instruments in Kansas and portions of Missouri and Oklahoma. The Company is actively seeking a buyer and expects the sale to be completed prior to the end of the current fiscal year. The accompanying financial statements have been prepared as if the Company will sell the assets and liabilities of AIT. The financial statements present the Company as separate from AIT for all periods presented and have been prepared to reflect AIT as a discontinued operation. The Company anticipates the sale of AIT at or above the recorded net asset values shown below. The following summarizes the net assets of AIT (in thousands of dollars) which have been reflected as current assets in the accompanying Balance Sheets:


                        January 27, 1995         April 29, 1994
                        ----------------         ----------------

      Current assets         $ 1,967                   $ 2,198
      Current liabilities       (435)                     (682)
      Equipment (net)            130                       167
                              ------                    ------
      Total net assets       $ 1,662                   $ 1,683
                              ------                    ------
                              ------                    ------


7.  Supplemental Cash Flow Disclosure

  Interest of $144,000 and $185,000 was paid in the three and nine month periods ended January 27, 1995 respectively. No interest was paid in the three and nine month periods ended January 28, 1994. No income taxes were paid during in the three and nine month periods ended January 27, 1995. Income taxes of $134,500 and $314,200 were paid in the three and nine month periods ended January 28, 1994 respectively.

Pro Forma Financial Information

  The following Pro Forma Consolidated Statements of Operations for the nine months ended January 27, 1995 and January 28, 1994 give effect to the acquisition (the "Acquisition") of MEDIQ Equipment and Maintenance Services, Inc. ("MEMS") by the Company, as if such transaction had occurred as of April 29, 1994 and April 30, 1993 respectively. The Acquisition has been accounted for pursuant to the purchase method of accounting.

  The Pro Forma Consolidated Statements of Operations for the nine months ended January 27, 1995 and January 28, 1994 are unaudited, but in the opinion of the Company include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. The adjustments shown in the Pro Forma consolidated Statement of Operations are based upon an estimated purchase price of $7,689,000 which is subject to future revision pursuant to the terms of the acquisition agreement.

  The historical data of the Company included in the Pro Forma Consolidated Statements of Operations is as of the periods presented. The historical data of MEMS included in Pro Forma Consolidated Statements of Operations for the nine months ended January 27, 1995 are for the three months ended August 2, 1994 (thereafter, the operations and accounts of MEMS were integrated with those of the Company). The historical data of MEMS included in Pro Forma Consolidated Statements of Operations for the nine months ended January 28, 1994 are for the nine months ended January 31, 1994.

  The Pro Forma Consolidated Statements of Operations present the Company as separate from AIT for all periods presented and have been prepared to reflect AIT as a discontinued operation (see Note 6 to Notes to Condensed Consolidated Financial Statements).

  The Pro Forma Consolidated Statements of Operations for the nine months ended January 27, 1995 and January 28, 1994 are not necessarily indicative of the results of operations that actually would have taken place had the Acquisition been consummated as of the date indicated, or that may be achieved in the future, and should be read in conjunction with the notes in such statements.

                                 MMI MEDICAL, INC.
                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Dollars in Thousands)

                                       Nine Months Ended January 27, 1995
                                                       Pro Forma      Consolidated
                                    MMI     MEMS (1)  Adjustments (2)    Total
                                   -----    -----    ---------------   ----------
Revenues                        $  28,561 $ 4,576   $    --            $ 33,137
Costs and expenses
 Costs of operations               23,257   4,018      (582)   (2)       26,693
 Depreciation and amortization      1,646     360       (60)   (3)       1,946
 Selling and administrative         4,859     500      (166)   (4)       5,193
 Interest expense (income), net       116      54        --                170
                                   ------  ------    ------             ------
Total costs and expenses           29,878   4,932      (808)            34,002
                                   ------  ------    ------             ------
Loss before taxes                  (1,317)   (356)      808               (865)
Benefit for income taxes             (527)   (127)      308    (5)        (346)
                                   ------  ------    ------             ------
Loss from continuing
  operations                     $   (790)$  (229)  $   500           $  (519)
                                   ------  ------    ------             ------
                                   ------  ------    ------             ------


Net loss per share               $  (0.18)    N/A                     $ (0.10)



Notes:
(1)  Historical data of MEMS for the three months ended August 2, 1994.

(2)  All adjustments have been prorated for the nine month period.

(3) Reflects the elimination of certain duplicate positions, resulting in a reduction in cost of operations of approximately $482,000 in salaries and benefits for the period. Amortization of the spare parts inventory over a seven year period, consistent with that of MMI, is expected to result in reduced amortization expenses of $402,000 annually.

(4) As a result of purchase accounting adjustments, depreciation and amortization expense will change. Depreciating the new basis over a five year period will result in a reduction to such expense of $385,000 annually. Amortization of the additional goodwill and covenant not to compete will result in increased amortization expense of $145,000 annually.

(5) Reflects the elimination of certain duplicate positions, resulting in a reduction in selling and administrative expense of approximately $166,000 in salaries and benefits for the period.

(6)  Consolidated provision for income taxes is calculated at 40%.

                                             13

                                  MMI MEDICAL, INC.
                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                              (Dollars in Thousands)

                                       Nine Months Ended January 28, 1994
                                                   Pro Forma       Consolidated
                                    MMI     MEMS  Adjustments  (1)     Total
                                   -----    ----- ---------------   ----------
Revenues                        $  23,163 $ 13,595  $   --           $ 36,758
Costs and expenses
 Costs of operations               16,442   11,152   (1,521)   (2)     26,073
 Depreciation and amortization      1,331    1,069     (180)   (3)      2,220
 Selling and administrative         3,620    1,807     (360)   (4)      5,067
 Interest expense (income), net       (24)     188       --               164
                                   ------   ------   ------            ------
Total costs and expenses           21,369   14,216   (2,061)           33,524
                                   ------   ------   ------            ------
Loss before taxes                   1,794     (621)   2,061             3,234
Income tax expense                    718     (211)     786    (5)      1,293
                                   ------   ------   ------            ------
Income/loss from continuing
  operations                     $  1,076     (410) $ 1,275          $  1,941
                                   ------   ------   ------            ------
                                   ------   ------   ------            ------


Net loss per share              $   0.35      N/A                    $   0.38

Notes:
(1)  All adjustments have been prorated for the nine month period.

(2) Reflects the elimination of certain duplicate positions, resulting in a reduction in cost of operations of approximately $1,220,000 in salaries and benefits for the period. Amortization of the spare parts inventory over a seven year period, consistent with that of MMI, is expected to result in reduced amortization expenses of $402,000 annually.

(3) As a result of purchase accounting adjustments, depreciation and amortization expense will change. Depreciating the new basis over a five year period will result in a reduction to such expense of $385,000 annually. Amortization of the additional goodwill and covenant not to compete will result in increased amortization expense of $145,000 annually.

(4) Reflects the elimination of certain duplicate positions, resulting in a reduction in selling and administrative expense of approximately $360,000 in salaries and benefits for the period.

(5)  Consolidated provision for income taxes is calculated at 40%.

                                   14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

  On August 3, 1994, the Company acquired (the "Acquisition") MEDIQ Equipment and Maintenance Services, Inc. ("MEMS") and, as a result, MEMS became a wholly owned subsidiary of the Company. The Acquisition was accounted for as a purchase and the financial statements contained herein reflect the operating results of MEMS from the date of the closing of the Acquisition. The operations of MEMS were integrated with those of the Company's R Squared Scan Systems, Inc. subsidiary ("R Squared") during the second quarter and the combined service organization was named InnoServ Technologies, Inc. ("InnoServ").

  On October 24, 1994 the Company's Board of Directors adopted a formal plan to dispose of the Company's Advanced Imaging Technologies, Inc. subsidiary ("AIT"). The financial statements contained herein (I) have been prepared as if the Company will sell the assets and liabilities of AIT, (ii) present the Company as separate from AIT for all periods presented and (iii) have been prepared so as to reflect AIT as a discontinued operation. The following discussion relates solely to the results from continuing operations.


Results of Operations

Third Quarter Fiscal 1995 Compared to Third Quarter Fiscal 1994

  Consolidated revenues increased approximately $2,800,000 to $10,592,000 from $7,769,000 primarily as a result of the Acquisition offset by a decreased revenues at the Company's diagnostic imaging operation. Revenues at the Company's InnoServ subsidiary increased approximately $3,100,000 primarily as a result of the Acquisition. InnoServ added additional multi-vendor asset management service and Magnetic Resonance Imaging ("MRI") maintenance agreements during the third quarter of the current fiscal year but continued to experience a net decline in the number of Computed Tomography ("CT") maintenance agreements in effect primarily as a result of older equipment being upgraded (with attendant warranty service coverage) or removed from service. The Company expects this trend of upgrades and removals of older CT equipment to continue for the foreseeable future. The sales of parts, labor and x-ray tubes was up slightly in the current quarter over the same period in FY 1994 primarily as a result of the Acquisition but this increase was moderated as a result of the continuing decline in CT maintenance agreements in effect.

  InnoServ had no equipment sales in the third quarter compared with $866,000 of such sales in the third quarter of fiscal 1994. The timing of the sale of equipment is often dependent upon the ability of the buyer to accept delivery of the equipment. While InnoServ entered into agreements for the sale of equipment during the current third quarter, the inability of buyers to accept delivery and installation of such equipment resulted in no recordable revenues. The Company anticipates that sales of equipment at InnoServ in the fourth quarter of fiscal 1995 will include both anticipated sales for such quarter as well as those commitments received in the third quarter.

  Revenues at the Company's diagnostic imaging operation decreased approximately $350,000 over the same period in the prior year as a result of a decrease in the number of units in the fleet and lower utilization of equipment.

  Income from continuing operations before taxes fell $622,000 from $796,000 in the third quarter of fiscal 1994 to $174,000 in the third quarter of fiscal 1995 primarily resulting from a decline in the profitability at the diagnostic imaging operation. While InnoServ returned to profitability during the third quarter, it experienced lower operating margins as a result of lower pricing for CT maintenance agreements and the lack of operating profits from equipment sales

  Net interest expense increased $123,000 in the third quarter of fiscal 1995 from income of $8,000 in the prior year to an expense of $115,000 in the current year as a result of borrowings from the Company's line of credit and long-term debt assumed in the Acquisition. The effective tax rate remained at 40% and the provision for income taxes decreased $250,000 from an expense of $319,000 in the third quarter of fiscal 1994 to $69,000 in fiscal 1995 as a result of lower operating profits.


Nine Months Fiscal 1995 Compared to Nine Months Fiscal 1994

  Consolidated revenues increased approximately $5,400,000 to $28,561,000 from $23,163,000 primarily as a result of additional CT, MRI and multi-vendor asset management maintenance service revenues associated with the Acquisition. While InnoServ experienced an overall increase in revenues of approximately $6,300,000 as a result of the Acquisition, during the first nine months of fiscal 1995, losses in the number of CT maintenance agreements continued to exceed additions as a result of older equipment currently covered under maintenance agreements being upgraded or removed from service. The Company expects this trend of upgrades and removals of older CT equipment to continue for the foreseeable future. Concurrent with the continuing net loss of CT maintenance agreements was an increase in revenues resulting from the addition of new MRI maintenance agreements and multi-vendor asset management service agreements. Revenues from the sale of equipment at InnoServ for the first nine months of fiscal 1995 declined as a result of no such sales being recorded in the current third quarter. Revenues at the Company's diagnostic imaging operation decreased approximately $860,000 over the same period in the prior year, as a result of decreased utilization of both CT and Cardiac Catheterization laboratories and fewer units in the CT fleet.

  Income from continuing operations before taxes fell approximately $3,100,000 from income of $1,794,000 in the first nine months of fiscal 1994 to a loss of $1,317,000 during the first nine months of fiscal 1995 primarily resulting from operating losses at InnoServ and the Company's diagnostic imaging operation.

  InnoServ experienced an operating loss in the first two quarters of the current fiscal year as a result of expenses associated with the Acquisition and integration of the R Squared and MEMS operations. Included in such costs was a charge of approximately $360,000 in the first quarter of the current fiscal year for severance expenses associated with the elimination of certain of the Company's personnel in duplicate administrative, operational and sales functions in conjunction with the Acquisition and the resignation of the Company's Chief Financial Officer. The integration of R Squared and MEMS to form InnoServ was substantially completed during the second quarter of the current fiscal year and InnoServ returned to profitability during the current third quarter.

  Operating income at the diagnostic imaging operation decreased by approximately $1,300,000 over the same nine month period in the prior year primarily resulting from the reduction in revenues as well as increased maintenance costs on a per-unit basis.

  Net interest expense increased $140,000 to an expense of $116,000 in the first nine months of fiscal 1995 from income of $24,000 in the first nine months of prior year as a result of borrowings from the Company's line of credit and long-term debt assumed in the Acquisition. The effective tax rate remained at 40% and the provision for income taxes decreased $1,245,000 from an expense of $718,000 in the first nine months of fiscal 1994 to a benefit of $527,000 in the first nine months of fiscal 1995 as a result of the loss incurred.


Liquidity and Capital Resources

  At January 27, 1995 the Company had net working capital of $12,233,000, an increase of $5,282,000 from April 29, 1994 primarily as a result of the Acquisition and borrowings under the Company's line of credit. The Company has a $5,000,000 line of credit with a bank, $4,005,000 of which was utilized at the end of the third quarter of fiscal 1995. The Company did not meet certain financial covenants required by such agreement at the end of the third quarter. The bank waived the Company's non-compliance with such covenants.

  Borrowings from the Company's line of credit were used during the second quarter of the current fiscal year to extinguish certain long term debt incurred in the Acquisition and fund operating losses in that quarter. During the third quarter, the Company utilized borrowings from its line of credit primarily to finance an increase in accounts receivable resulting from delays in invoicing associated with certain computer conversion problems relating to the Acquisition. Such problems were substantially corrected by the end of the third quarter and the Company expects to experience increased cash collections commencing in the fourth quarter. As a result of the foregoing, the Company's Board of Directors is expected to review the Company's current dividend policy.

  The Company believes that internally generated funds and its existing credit facility will provide sufficient capital resources to finance operations, fund planned capital expenditures, make interest payments on outstanding borrowings and fund dividends as declared.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 6.  Exhibits and Report on Form 8-K.

None.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DATED: March 10, 1995
                                        MMI MEDICAL, INC.
                                        (Registrant)

                                        By:  /s/ Alan D. Margulis
                                        --------------------------
                                        Alan D. Margulis
                                        President and Chief Executive Officer


                                        By:  /s/ James P. Butler
                                        --------------------------
                                        James P. Butler
                                        Vice President, Finance and
                                        Chief Financial Officer

                           EXHIBIT INDEX



Exhibit                                                                  PAGE


11.1  Computation of Per Share Earnings                                   21




                    Exhibit 11.1 - Computation of Per Share Earnings (1)

                                Three Months Ended         Nine Months Ended
                              -----------------------   -----------------------
                              January 27, January 28,   January 27, January 28,
                                1995 (2)    1994 (3)       1995 (2)    1994 (3)
                               ----------  ----------    ----------  ----------
Primary
 Average Shares Outstanding        5,058      2,951        4,340     2,941
 Net effect of dilutive stock
 options,  based upon the
 treasury stock  method using
 average market price                 --         95           --       114
                                  ------     ------       ------    ------
Total                              5,058      3,046        4,340     3,055
                                   ------     ------       ------    ------
                                   ------     ------       ------    ------

Net income (loss)                $    121   $    421     $ (1,027)  $ 1,539
                                   ------     ------       ------    ------
                                   ------     ------       ------    ------

Per share amount                 $   0.02   $  0.14      $  (0.24)  $  0.51
                                   ------     ------       ------    ------
                                   ------     ------       ------    ------

Fully Diluted
Average Shares Outstanding          5,058      2,951        4,340     2,941
 Net effect of dilutive stock
 options,  based upon the
 treasury stock  method using
 average market price                  --         95           --       114
                                   ------     ------       ------    ------
Total                               5,058      3,046        4,340     3,055
                                   ------     ------       ------    ------
                                   ------     ------       ------    ------

Net income (loss)                $    121   $    421     $ (1,027)  $ 1,539
                                   ------     ------       ------    ------
                                   ------     ------       ------    ------

Per share amount                 $   0.02   $  0.14      $  (0.24)  $  0.51
                                   ------     ------       ------    ------
                                   ------     ------       ------    ------

Notes:

(1) Amounts in thousands, except per share data
(2) Amounts shown include 2,050,000 shares issued in connection the acquisition of MEDIQ Equipment & Maintenance Services, Inc. on August 3, 1994.
(3) All average shares outstanding and stock option amounts for the three and nine months ended January 28, 1994 have been restated to reflect a 10% stock dividend declared March 4, 1993 and distributed April 5, 1993.
