Form 10-Q
period 1995-07-31
MMI MEDICAL INC
filed 1995-09-13
CIK 746072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                             ----------------------

          For Quarter Ended                            Commission File No.
            July 31, 1995                                    0-13608

                                MMI MEDICAL, INC.

              California                                    95-3619990
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

                   1611 Pomona Road, Corona, California 91720
                    (Address of principal executive offices)

Registrant's telephone number including area code (909) 736-4570.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 X
               ----
                YES                               NO

     Shares of Registrant's common stock, $.01 par value, outstanding at September 11, 1995 - 5,035,833

                                MMI MEDICAL, INC.
                                    FORM 10-Q
                                  JULY 31, 1995



                                TABLE OF CONTENTS



                                                                      PAGE
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets                              3

     Condensed Consolidated Statements of Operations                    4

     Consolidated Statements of Cash Flow                               5

     Notes to the Condensed Consolidated Financial Statements           6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders           13

Item 6.  Exhibits and Report on Form 8K                                13

Exhibit Index                                                          15

Exhibit 11.1  Computation of Per Share Earnings                        16

                               MMI MEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                    ($000's)


                                          JULY 31, 1995     APRIL 30,1995
                                          -------------     -------------
                                                            (RECLASSIFIED)
ASSETS
Current assets
   Cash and cash equivalents              $    922             $ 1,827
   Receivables                               6,445               7,284
   Inventory                                 9,977               9,199
   Prepaid expenses                            841                 532
   Deferred income taxes                     1,211               1,192
                                          ------------------------------
      Total current assets                  19,396              20,034

Equipment, net                               5,851               6,056

Deferred income taxes                        2,155               2,155
Goodwill, net                                3,659               3,698
Other assets                                 1,487               1,310
                                          ------------------------------
                                          $ 32,548             $33,253
                                          ------------------------------
                                          ------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
   Accounts payable                       $  4,018             $ 2,916
   Accrued liabilities                       4,144               4,258
   Deferred revenues                         5,735               5,521
   Current portion of long-term debt         1,545               3,262
                                          ------------------------------
      Total current liabilities             15,442              15,957

Long-term debt                                  64                 141

Shareholders' equity
   Common stock, $.01 par value
   10,000,000 shares authorized
   5,035,833 shares issued and
   outstanding at July 31, 1995
   (5,035,833 at April 30, 1995)                51                  51
   Paid-in capital                          17,303              17,303
   Retained earnings                          (312)               (199)
                                          ------------------------------
      Total shareholder's equity            17,042              17,155
                                          ------------------------------
                                          $ 32,548             $33,253
                                          ------------------------------
                                          ------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                               MMI MEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                    ($000's)


                                                Three Months Ended
                                          -------------------------------
                                          July 31, 1995     July 29, 1994
                                          -------------     -------------

Revenues                                  $ 11,968          $    8,662

Costs and expenses
   Cost of operations                        9,466               7,722
   Depreciation                                485                 492
   Selling and administrative                2,156               1,490
   Interest expense (income)                    49                  (9)
                                          -------------------------------

Total costs and expenses                    12,156               9,695
                                          -------------------------------

Loss before income taxes                      (188)             (1,033)

Benefit for income taxes                       (75)               (413)
                                          -------------------------------

Net loss                                  $   (113)         $     (620)
                                          -------------------------------
                                          -------------------------------






Earnings per share:


Net loss                                  $   (.02)         $     (.20)
                                          -------------------------------
                                          -------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                               MMI MEDICAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    ($000's)


                                                           Three Months Ended
                                                     ------------------------------
                                                     July 31, 1995    July 29, 1994
                                                     -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (113)        $     (620)
Adjustments to reconcile net loss
to net cash flows from operations:
   Depreciation and amortization                          485                492
   Deferred income taxes                                  (19)                 3
   Changes in assets and liabilities:
    Receivables                                           839                545
    Inventory                                            (778)               314
    Prepaid expenses                                     (309)                34
    Accounts payable                                    1,102               (399)
    Accrued liabilities                                  (114)              (329)
    Other assets                                         (177)                --
    Deferred revenues                                     214                (21)
                                                     ------------------------------
Net cash provided by operating activities               1,130                 19

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of business operations                      --                208
   Net book value of equipment sold                        80                 --
   Purchase of equipment                                 (321)               (82)
                                                     ------------------------------
Net cash provided by (used in) investing activities      (241)               126

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt                (1,794)                --
   Exercise of stock options                               --                 96
   Payment of dividends                                    --               (118)
                                                     ------------------------------
Net cash used in financing activities                  (1,794)               (22)
                                                     ------------------------------
Increase (decrease) in cash                              (905)               123

Cash at beginning of period                             1,827              1,341
                                                     ------------------------------

Cash at end of period                                $    922         $    1,464
                                                     ------------------------------
                                                     ------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                                MMI MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995
                                   (UNAUDITED)


1.   GENERAL

The condensed consolidated financial statements included herein have been prepared by the Company without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended July 31, 1995, and July 29, 1994, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K dated July 31, 1995, filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 1995, and July 29, 1994, are not necessarily indicative of the results for the full year.


2.   RECLASSIFICATIONS

The fiscal 1996 presentation includes reclassifications from that previously presented. Such reclassifications include advance billings, previously classified as a reduction in receivables, which are presently classified as deferred revenues as well as the classification of the Company's Advanced Imaging Technologies, Inc. subsidiary ("AIT") as a continuing operation (see
Note 3).


3.   DISCONTINUED OPERATION

In October 1994, the Company announced the adoption by the Company's Board of Directors of a plan to dispose of the operations of its Advanced Imaging Technologies, Inc. subsidiary ("AIT"). Since that date, the Company actively marketed AIT but was unable to locate a buyer. Concurrent with the election to dispose of AIT, the Company made certain changes in the operations of AIT, which resulted in improved profitability. Additionally, as the Company's InnoServ Technologies, Inc. Asset Management service program continues to grow, AIT's capability to repair and maintain a variety of x-ray film processors enables
AIT to play a strategic role in support of such growth. As a result of both improved profitability and the strategic capabilities of AIT, the Company's Board of Directors has elected not to dispose of AIT which is accounted for as a part of continuing operations in the Company's financial statements included with this report.

                                MMI MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995
                                   (UNAUDITED)


4.   NET INCOME PER SHARE

Net income per share is based on the weighted average number of common and common share equivalents during each period, as follows:

                              Three Months
                                 Ended
                              ------------

     July 31, 1995              5,038,650
     July 29, 1994              3,041,375


5.   INCOME TAXES

The benefits for taxes are based on the estimated annual tax rates and include the benefit of various tax credits. The components of the benefits for taxes for the three months ended July 31, 1995, and July 29, 1994 are as follows ($000's):


                                                Three Months Ended
                                         --------------------------------

                                         July 31, 1995      July 29, 1994
                                         -------------      -------------
Current:
   Federal                                  $  (67)             $ (213)
   State                                       (27)                (61)

Deferred:
   Federal                                      46                (139)
   State                                       (27)                  0
                                            ------              ------
                                            $  (75)             $ (413)
                                            ------              ------
                                            ------              ------


                                MMI MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995
                                   (UNAUDITED)


6.   ACQUISITION OF MEDIQ EQUIPMENT AND MAINTENANCE SERVICES, INC.

On August 3, 1994, the Company acquired (the "Acquisition") MEDIQ Equipment and Maintenance Services, Inc. ("MEMS"), a wholly owned subsidiary of MEDIQ Incorporated, as a result of the merger of MMI Acquisition Subsidiary, Inc., a wholly-owned subsidiary of the Company incorporated to effect the Acquisition, with and into MEMS which became a wholly-owned subsidiary of the Company. All of MEMS common stock was converted into 2,006,438 shares of the Company's common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share exercisable through August 3, 1998. An additional 20,000 shares of the Company's common stock was issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the reorganization and merger. The estimated aggregate purchase price, including expenses of the Acquisition, was approximately $6,565,000.

Prior to the Acquisition, MEMS was a national independent service organization specializing in providing repair and maintenance services and sale of replacement parts for CT scanners, nuclear medicine equipment and magnetic resonance imaging systems to hospitals, outpatient imaging centers and physician groups. MEMS also offered a multi-vendor asset management program which provided comprehensive on-site management for the maintenance and repair of all diagnostic imaging equipment at hospitals.

The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their appraised fair values. Costs in excess of net assets acquired related to the Acquisition of approximately $1,637,000 is being amortized on a straight-line basis over 20 years. MEMS results of operations have been reflected in the consolidated financial statements of the Company since the date of the Acquisition.
Unaudited pro forma results of operations of the Company and MEMS are included in Note 8.


7.   LONG-TERM DEBT

The Company's revolving credit agreement contains certain restrictive covenants relating to tangible net worth, profitability, payment of dividends and future borrowings. As a result of the operating loss incurred in current quarter of fiscal 1996, the Company did not meet certain covenants required by such agreement. The Company has requested the bank waive the Company's non-compliance with such covenants through July 31, 1995 and has a reasonable expectation that the bank will do so.

                                MMI MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995
                                   (UNAUDITED)


8.   INTERIM PRO FORMA FINANCIAL INFORMATION

     The following Pro Forma Consolidated Statements of Operations for the three months ended July 29, 1994 give effect to the acquisition (the "Acquisition") of MEDIQ Equipment and Maintenance Services, Inc. ("MEMS") by the Company, as described herein, as if such transaction had occurred as of April 30, 1994. The Acquisition has been accounted for pursuant to the purchase method of accounting.

     The Pro Forma Consolidated Statements of Operations for the three months ended July 29, 1994 are unaudited, but in the opinion of the Company include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operation and financial position for the periods presented.

     The historical data of the Company included in the pro forma financial statements is as of the periods presented. The historical data of MEMS included in Pro Forma Consolidated Statements of Operations is for the three months ended August 2, 1994.

     The Pro Forma Consolidated Statements of Operations for the three months ended July 29, 1994 are not necessarily indicative of the results of operations that actually would have taken place had the Acquisition been consummated as of the date indicated, or that may be achieved in the future and should be read in conjunction with the notes in such statements.

                                MMI MEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995
                                   (UNAUDITED)



                                                 Three Months Ended July 29, 1994
                                               (In $000's, except per share amounts)
                                      -------------------------------------------------------
                                                                Pro Forma       Consolidated
                                         MMI      MEMS (1)     Adjustments         Total
                                      -------------------------------------------------------
Revenues                              $ 8,662     $ 4,576                          $13,238
Costs and expenses
   Costs of operations                  7,722       4,023         (606)  (2)        11,139
   Depreciation and amortization          492         360         (201)  (3)           651
   Selling and administrative           1,490         494         (166)  (4)         1,818
   Interest expense (income), net          (9)         54           --                  45
                                      -------------------------------------------------------
Total costs and expenses                9,695       4,931         (973)             13,653
                                      -------------------------------------------------------
Income (loss) before taxes             (1,033)       (355)         973                (415)
Provision (benefit) for income taxes     (413)       (101)         348   (5)          (166)
                                      -------------------------------------------------------
Net income (loss)                     $  (620)    $  (254)      $  625             $  (249)
                                      -------------------------------------------------------
                                      -------------------------------------------------------



Net income per share                  $  (.20)        N/A                          $  (.05)
                                      -------------------------------------------------------
                                      -------------------------------------------------------


-----------------------------------

NOTES:
(1)  Historical data of MEMS is for the three months ended August 2, 1994.

(2) Reflects the elimination of certain duplicate positions, resulting in a reduction in cost of operations of approximately $482,000 in salaries and benefits for the period. Amortization of the spare parts inventory over a seven year period, consistent with that of MMI, is expected to result in reduced amortization expenses of $495,000, annually.

(3) As a result of purchase accounting adjustments, depreciation and amortization expense will change. Depreciating the new basis over a five year period will result in a reduction to such expense of $922,000 annually. Amortization of the additional goodwill and covenant not to compete will result in increased amortization expense of $117,000 annually.

(4) Reflects the elimination of certain duplicate positions, resulting in a reduction in selling and administrative expense of approximately $166,000 in salaries and benefits for the period.

(5)  Consolidated provision for income taxes is calculated at 40%.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


ACQUISITION OF MEDIQ EQUIPMENT & MAINTENANCE SERVICES, INC.

On August 3, 1994, the Company acquired (the "Acquisition") MEDIQ Equipment and Maintenance Services, Inc. ("MEMS"), a wholly-owned subsidiary of MEDIQ Incorporated. The Acquisition was accounted for as a purchase and MEMS became a wholly-owned subsidiary of the Company. All of MEMS common stock was converted into 2,006,438 shares of the Company's common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share exercisable through August 3, 1998. An additional 20,000 shares of the Company's common stock was issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the Acquisition. The estimated aggregate purchase price, including expenses of the Acquisition, was approximately $6,565,000.

Prior to the Acquisition, MEMS was a national independent service organization specializing in providing repair and maintenance services and sale of replacement parts for CT scanners, nuclear medicine equipment and magnetic resonance imaging systems to hospitals, outpatient imaging centers and physician groups. MEMS also offered a multi-vendor asset management program ("Asset Management") which provides comprehensive on-site management for the maintenance and repair of all diagnostic imaging equipment at hospitals. Following the Acquisition, the Company combined the operations of its R Squared subsidiary with those of MEMS and changed the name of R Squared to InnoServ Technologies, Inc. ("InnoServ") in September 1994. MEMS results of operations have been reflected in the consolidated financial statements of the Company since the date of the Acquisition.

DISCONTINUED OPERATION

In October 1994, the Company announced the adoption by the Company's Board of Directors of a plan to dispose of the operations of its Advanced Imaging Technologies, Inc. subsidiary ("AIT"). Since that date, the Company actively marketed AIT but was unable to locate a buyer. Concurrent with the election to dispose of AIT, the Company made certain changes in the operations of AIT, which resulted in improved profitability. Additionally, as InnoServ's Asset Management service program continues to grow, AIT's capability to repair and maintain a variety of x-ray film processors enables AIT to play a strategic role in support of such growth. As a result of both improved profitability and the strategic capabilities of AIT, the Company's Board of Directors has elected not to dispose of AIT which is accounted for as a part of continuing operations in the Company's financial statements included with this report.

RESULTS OF OPERATIONS


FIRST QUARTER FISCAL 1996 COMPARED TO FIRST QUARTER FISCAL 1995

Consolidated revenues increased approximately $3,300,000 to $11,968,000 from $8,662,000 primarily as a result of the Acquisition. Revenues at InnoServ from Asset Management service agreements constitute approximately $2,300,000 of this increase. Additionally, InnoServ recorded a net increase in revenues of approximately $900,000 from Computed Tomography ("CT") and Magnetic Resonance Imaging ("MRI") maintenance agreements; a $240,000 increase in revenues from the sale of equipment; and, an increase in the sale of labor, parts and x-ray tubes of approximately $120,000. Revenues at the Company's diagnostic imaging operation were slightly higher primarily due to increased utilization of rental equipment. In July 1995, the diagnostic imaging operation discontinued its fee-for-service mobile CT operations which is not expected to have a material effect on the Company's total revenues during the remainder of the current fiscal year. Revenues at AIT declined resulting primarily from lower sales of x-ray film, chemistry and related accessories.

On a pro forma basis (see Note 8 to the Notes to Condensed Consolidated Financial Statements), consolidated revenues decreased approximately $1,250,000 resulting primarily from a decline in the number of CT maintenance agreements in effect at InnoServ in the first quarter of fiscal 1996 compared to the total of such agreements in effect for R Squared and MEMS combined in the first quarter of fiscal 1995. InnoServ continues to experience a decline in the number of such agreements in effect and expects this trend to continue as a result of customer's older CT equipment being upgraded or removed from service.

Offsetting the trend of declines in CT maintenance agreements, revenues on a pro forma basis for Asset Management increased approximately 70% and MRI maintenance agreements increased approximately 25% in the first quarter of fiscal 1996 compared to the same period prior fiscal year. Subsequent to the end of the current quarter, InnoServ was selected by Intermountain Health Care, Inc. ("IHC") in Salt Lake City, Utah to provide, subject to the signing of a definitive agreement, all of IHC's twenty-four (24) hospitals with InnoServ's Asset Management service program. Implementation of this program is expected to commence during the third quarter of fiscal 1996 for an initial term of five years and will, following implementation, add substantial revenues to InnoServ thereafter.

While the cost of operations increased approximately $1,750,000 from the same period in the prior fiscal year, such costs declined as a percent of revenue from 89% in the first quarter of fiscal 1995 to 79% in fiscal 1996. This decline resulted primarily from improved labor efficiencies at InnoServ associated with the Acquisition and elimination of personnel in the field service infrastructure. Depreciation costs remained consistent with the prior year. Selling and Administrative expenses increased only slightly as a percent of revenue, from 17% to 18%, also as a result of efficiencies from the Acquisition.

Loss before income taxes declined approximately $850,000 from $1,033,000 in fiscal 1995 to $188,000 in fiscal 1996 primarily as a result of increased revenues associated with the Acquisition and the associated improvement in margins. Additionally, loss before income taxes in the first quarter of fiscal 1995 at InnoServ (then R Squared) included a special charge of approximately $360,000 in severance expenses associated with the elimination of certain of the Company's personnel in duplicate operational and sales functions in conjunction with the Acquisition and the resignation of the Company's Chief Financial Officer in June 1994.

Interest expense increased to $49,000 in the first quarter of fiscal 1995 from income of $9,000 in the same period of the prior year as a result of the assumption of long-term debt associated with the Acquisition and borrowings from the Company's line of credit. The effective tax rate remained at 40% and the benefit for income taxes decreased $338,000 from $413,000 in the first quarter of fiscal 1995 to $75,000 in fiscal 1996 as a result of the reduction in the loss incurred.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1995, the Company had net working capital of $3,954,000, a decrease of $123,000 from April 30, 1995. The Company has a $2,000,000 revolving line of credit with a bank, of which $1,200,000 was utilized at July 31, 1995. During the quarter, the Company utilized net cash provided by operating activities as well as cash on hand to reduce the Company's line of credit by $1,705,000. The outstanding balance on the Company's line of credit is classified as a current liability.

The Company's revolving credit agreement contains certain restrictive covenants relating to tangible net worth, profitability, payment of dividends and future borrowings. As a result of the operating loss incurred in current quarter of fiscal 1996, the Company did not meet certain covenants required by such agreement. The Company has requested the bank waive the Company's non-compliance with such covenants through July 31, 1995 and has a reasonable expectation that the bank will do so.

The Company believes that internally generated funds and its existing credit facility will provide sufficient capital resources to finance operations, fund planned capital expenditures and make interest payments on outstanding borrowings in both the short and long term.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

(a)  Exhibit Index is included herewith at page 14.

(b) On May 25, 1995 the Company filed a Report on Form 8-K containing certain documents received from Deloitte & Touche relating to the acquisition of MEDIQ Equipment and Maintenance Services, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DATED: September 13, 1995

                                        MMI MEDICAL, INC.





                                        By:  /s/ Samuel Salen, M.D.
                                           -------------------------------------
                                           Samuel Salen, M.D.
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT                                                                     PAGE
11.1           Computation of Per Share Earnings                             16