Form 10-Q
period 1995-10-31
MMI MEDICAL INC
filed 1995-12-15
CIK 746072

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549




                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




      For Quarter Ended                             Commission File No.
       October 31, 1995                                   0-13608


                          INNOSERV TECHNOLOGIES, INC.


          California                                      95-3619990
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

              X
            -----
             YES                       NO

      Shares of Registrant's common stock, $.01 par value, outstanding at December 11, 1995 - 5,035,833

                          INNOSERV TECHNOLOGIES, INC.
                                   FORM 10-Q
                               OCTOBER 31, 1995


                               TABLE OF CONTENTS


                                                                  PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets                             3

  Condensed Consolidated Statements of Operations                   4

  Consolidated Statements of Cash Flow                              6

  Notes to the Condensed Consolidated Financial Statements          7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              12


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders        16

Item 5.  Other Information                                          16

Item 6.  Exhibits and Report on Form 8K                             16

Exhibit Index                                                       18

Exhibit 10.1   Amendment No. 5 to Business Loan Agreement           19

Exhibit 10.2   Security Agreement                                   22

Exhibit 11.1   Computation of Per Share Earnings                    27

Exhibit 27.1   Financial Data Schedules (EDGAR filing only)         --

                          INNOSERV TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                    ($000's)

                                           OCTOBER 31, 1995     APRIL 30,1995
                                           ----------------     -------------
                                                                (Reclassified)
ASSETS
Current assets
  Cash and cash equivalents                   $   131              $ 1,827
  Receivables                                   6,061                7,284
  Inventory                                    10,580                9,199
  Deferred income taxes                         1,249                1,192
  Prepaid expenses                                502                  532
                                              -------              -------
    Total current assets                       18,523               20,034

Equipment, net                                  5,884                6,056

Deferred income taxes                           2,155                2,155
Goodwill, net                                   3,621                3,698
Long-term notes receivable & other assets       1,675                1,310
                                              -------              -------
                                              $31,858              $33,253
                                              =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $ 3,637              $ 2,916
  Accrued liabilities                           3,747                4,258
  Deferred revenues                             5,736                5,521
  Current portion of long-term debt             1,451                3,262
                                              -------              -------
    Total current liabilities                  14,571               15,957

Long-term debt                                     60                  141

Shareholders' equity
  Common stock, $.01 par value
  10,000,000 shares authorized
  5,035,833 shares issued and
  outstanding at October 31, 1995
  (5,035,833 at April 30, 1995)                    51                   51
  Paid-in capital                              17,303               17,303
  Retained earnings                              (127)                (199)
                                              -------              -------
    Total shareholder's equity                 17,227               17,155
                                              -------              -------
                                              $31,858              $33,253
                                              =======              =======



    See accompanying Notes to Condensed Consolidated Financial Statements.

                          INNOSERV TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                    ($000's)


                                               THREE MONTHS ENDED
                                      ---------------------------------------
                                      OCTOBER 31, 1995       OCTOBER 28, 1994
                                      ----------------       ----------------

Revenues                                   $11,898               $13,395

Costs and expenses
  Cost of operations                         9,247                11,493
  Depreciation                                 501                   646
  Selling and administrative                 1,807                 2,126
  Interest expense (income)                     35                    10
                                           -------               -------

Total costs and expenses                    11,590                14,275
                                           -------               -------

Income (loss) before income taxes              308                  (880)

Provision (benefit) for income taxes           123                  (352)
                                           -------               -------

Net income (loss)                          $   185               $  (528)
                                           =======               =======



PER SHARE INFORMATION:


Net income (loss)                          $   .04               $  (.11)
                                           =======               =======



    See accompanying Notes to Condensed Consolidated Financial Statements.

                          INNOSERV TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                   ($000's)


                                                    SIX MONTHS ENDED
                                        --------------------------------------
                                        OCTOBER 31, 1995      OCTOBER 28, 1994
                                        ----------------      ----------------

Revenues                                   $23,866                $22,057

Costs and expenses
  Cost of operations                        18,713                 19,216
  Depreciation                                 986                  1,137
  Selling and administrative                 3,963                  3,616
  Interest expense (income)                     84                      1
                                           -------                -------

Total costs and expenses                    23,746                 23,970
                                           -------                -------

Income (loss) before income taxes              120                 (1,913)

Provision (benefit) for income taxes            49                   (765)
                                           -------                -------

Net income (loss)                          $    71                $(1,148)
                                           =======                =======




PER SHARE INFORMATION:


Net income (loss)                          $   .01                $  (.29)
                                           =======                =======



    See accompanying Notes to Condensed Consolidated Financial Statements.

                          INNOSERV TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                   ($000's)

                                                   SIX MONTHS ENDED
                                       --------------------------------------
                                       OCTOBER 31, 1995      OCTOBER 28, 1994
                                       ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           $  72                 $(1,148)
Adjustments to reconcile net loss
 to net cash flows from operations:
   Depreciation and amortization              986                   1,137
   Deferred income taxes                      (57)                     (6)
   Changes in assets and liabilities:
     Receivables                            1,224                  (1,227)
     Inventory                             (1,381)                    314
     Prepaid expenses                          30                      45
     Accounts payable                         721                    (291)
     Accrued liabilities                     (607)                   (896)
     Other assets                            (327)                     --
     Deferred revenues                        217                     174
                                           ------                  ------
Net cash provided by operating activities     878                  (1,898)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of business operations        --                    (299)
     Net book value of equipment sold         112                     223
     Purchase of equipment                   (887)                   (162)
                                           ------                  ------
Net cash provided by (used in) investing
 activities                                  (775)                   (238)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings from line of credit            --                   2,555
     Principal payments of long-term debt  (1,799)                 (1,288)
     Exercise of stock options                 --                     211
     Payment of dividends                      --                    (565)
                                           ------                  ------
Net cash used in financing activities      (1,799)                    913
                                           ------                  ------

Increase (decrease) in cash                (1,699)                 (1,223)

Cash at beginning of period                 1,827                   1,341
                                           ------                  ------

Cash at end of period                      $  131                  $  118
                                           ======                  ======


    See accompanying Notes to Condensed Consolidated Financial Statements.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995
                                  (UNAUDITED)

1.   GENERAL

The condensed consolidated financial statements included herein have been prepared by the Company without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six months ended October 31, 1995 and October 28, 1994, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation however, the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, filed with the Securities and Exchange Commission. The results of operations for the three and six months ended October 31, 1995 and October 28, 1994, are not necessarily indicative of the results for the full year.

2.   RECLASSIFICATIONS

The fiscal 1996 presentation includes reclassifications from that previously presented. Such reclassifications are comprised of advance billings, previously classified as a reduction in receivables, which are presently classified as deferred revenues as well as the classification of the Company's Advanced Imaging Technologies, Inc. subsidiary ("AIT") as a continuing operation (see Note 3).

3.   DISCONTINUED OPERATION

In October 1994, the Company announced the adoption by the Company's Board of Directors of a plan to dispose of the operations of AIT. Thereafter, the Company actively marketed AIT but was unable to locate a buyer. At October 28, 1994 and April 30, 1995, AIT was classified as a discontinued operation in the Company's financial statements. Concurrent with the election to dispose of AIT, the Company made certain changes in the operations of AIT, which resulted in improved profitability. Additionally, as InnoServ's Asset Management service program continues to grow, AIT's capability to repair and maintain a variety of x-ray film processors which are serviced under the Asset Management program, enables AIT to play a strategic role in support of such growth. In the first quarter of fiscal 1996, as a result of both improved profitability and the strategic capabilities of AIT, the Company's Board of Directors elected not to dispose of AIT. Accordingly, AIT has been reclassified back to continuing operations in the Company's financial statements included with this report.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995
                                  (UNAUDITED)

4.   NET INCOME PER SHARE

Net income per share is based on the weighted average number of common and common share equivalents during each period, as follows:

                        THREE MONTHS       SIX MONTHS
                           ENDED             ENDED
                        ------------       ----------
     October 31, 1995     5,035,833         5,037,538
     October 28, 1994     4,951,493         3,893,973

5.   INCOME TAXES

The provision (benefit) for taxes for the three and six months ended October 31, 1995 and October 28, 1994, is based on the estimated annual tax rates for fiscal 1996 and 1995, respectively, and include the benefit of various tax credits. The components of the provision (benefit) for taxes based on income
(loss) for the three and six months ended October 31, 1995 and October 28, 1994 are as follows ($000's):

                  THREE MONTHS ENDED             SIX MONTHS ENDED
              --------------------------    --------------------------
              OCTOBER 31,    OCTOBER 28,    OCTOBER 31,    OCTOBER 28,
                 1995           1994           1995           1994
              --------------------------    --------------------------
Current:
  Federal        $109          $ (80)           $ 43         $(185)
  State            45            (81)             18          (187)

Deferred:
  Federal         (75)          (131)            (29)         (300)
  State            44             42              17            92
              --------------------------    --------------------------
                 $123          $(250)           $ 49         $(580)
              --------------------------    --------------------------

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995
                                  (UNAUDITED)

6.   LONG-TERM DEBT

The Company has an agreement with a bank to provide the Company with a $2,000,000 line of credit, $1,200,000 of which was utilized at the end of the second quarter of fiscal 1996. Subsequent to the end of the second fiscal quarter, the Company borrowed an additional $500,000. As part of the Company's plan to relocate its headquarters operations to Arlington, Texas, the Company is currently finalizing negotiations to secure an expanded credit facility with a bank located in the Arlington area. The Company was in compliance with all financial covenants required by such agreement at the end of the second quarter.

7.   SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest of $52,000 and $100,000 was paid in the three and six month periods ended October 31, 1995 respectively. No income taxes were paid during the periods.

8.   NAME CHANGE

On October 6, 1995, the Company changed its name from MMI Medical, Inc. to InnoServ Technologies, Inc.

9.   INTERIM PRO FORMA FINANCIAL INFORMATION

On August 3, 1994, the Company acquired (the "Acquisition") MEDIQ Equipment and Maintenance Services, Inc. ("MEMS"), a wholly owned subsidiary of MEDIQ Incorporated in exchange for 2,006,438 shares of the Company's common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share exercisable through August 3, 1998. An additional 20,000 shares of the Company's common stock was issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the Acquisition. The estimated aggregate purchase price, including expenses of the Acquisition, was approximately $6,565,000. Following the Acquisition, the Company combined the operations of its R Squared subsidiary with those of MEMS and changed the name of R Squared to InnoServ Technologies, Inc. ("InnoServ") in September 1994.

The Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their appraised fair market values. Costs in excess of net assets acquired, related to the Acquisition, of approximately $1,637,000 is being amortized on a straight-line basis over 20 years. The results of operations of MEMS have been reflected in the Consolidated Financial Statements of the Company since the date of the Acquisition.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995
                                  (UNAUDITED)

The following Pro Forma Consolidated Statements of Operations for the six months ended October 28, 1994 give effect to the Acquisition as if it occurred as of April 30, 1994. The Pro Forma Consolidated Statements of Operations for the six months ended October 28, 1994 are unaudited, but in the opinion of the Company include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operation and financial position for the periods presented.

The historical data of the Company included in the pro forma financial statements is as of the periods presented. The historical data of MEMS included in Pro Forma Consolidated Statements of Operations is for the three months ended August 2, 1994.

The Pro Forma Consolidated Statements of Operations for the six months ended October 28, 1994 are not necessarily indicative of the results of operations that actually would have taken place had the Acquisition been consummated as of the date indicated, or that may be achieved in the future and should be read in conjunction with the notes in such statements.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995
                                  (UNAUDITED)


                                       SIX MONTHS ENDED OCTOBER 28, 1994
                                     (IN $000'S, EXCEPT PER SHARE AMOUNTS)
                                ----------------------------------------------
                                                       PRO FORMA  CONSOLIDATED
                                INNOSERV     MEMS(1)  ADJUSTMENTS     TOTAL
                                ----------------------------------------------
Revenues                         $22,057    $4,576                   $26,633
Costs and expenses
  Costs of operations             19,216     4,023     (606)(2)       22,633
  Depreciation and amortization    1,137       360     (201)(3)        1,296
  Selling and administrative       3,616       494     (166)(4)        3,944
  Interest expense (income), net       1        54       --               55
                                ----------------------------------------------
Total costs and expenses          23,970     4,931     (973)          27,928
                                ----------------------------------------------
Loss before taxes                 (1,913)     (355)     973           (1,295)
Benefit for income taxes            (765)     (101)     348(5)          (518)
                                ----------------------------------------------
Net loss                         $(1,148)   $ (254)   $ 625            $(777)
                                ==============================================



Net loss per share                 $(.29)     N/A                      $(.18)
                                ==============================================

-----------------------------------------

NOTES:
(1)  Historical data of MEMS is for the three months ended August 2, 1994.

(2) Reflects the elimination of certain duplicate positions, resulting in a reduction in cost of operations of approximately $482,000 in salaries and benefits for the period. Amortization of the spare parts inventory over a seven year period, consistent with that of InnoServ, is expected to result in reduced amortization expenses of $495,000, annually.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


ACQUISITION OF MEDIQ EQUIPMENT & MAINTENANCE SERVICES, INC.

On August 3, 1994, the Company acquired (the "Acquisition") MEDIQ Equipment and Maintenance Services, Inc. ("MEMS"), a wholly owned subsidiary of MEDIQ Incorporated in exchange for 2,006,438 shares of the Company's common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share exercisable through August 3, 1998. An additional 20,000 shares of the Company's common stock was issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the Acquisition. The estimated aggregate purchase price, including expenses of the Acquisition, was approximately $6,565,000. Following the Acquisition, the Company combined the operations of its R Squared subsidiary with those of MEMS and changed the name of R Squared to InnoServ Technologies, Inc. ("InnoServ") in September 1994.

DISCONTINUED OPERATION

In October 1994, the Company announced the adoption by the Company's Board of Directors of a plan to dispose of the operations of AIT. Thereafter, the Company actively marketed AIT but was unable to locate a buyer. At October 28, 1994 and April 30, 1995, AIT was classified as a discontinued operation in the Company's financial statements. Concurrent with the election to dispose of AIT, the Company made certain changes in the operations of AIT, which resulted in improved profitability. Additionally, as InnoServ's Asset Management service program continues to grow, AIT's capability to repair and maintain a variety of x-ray film processors which are serviced under the Asset Management program, enables AIT to play a strategic role in support of such growth. In the first quarter of fiscal 1996, as a result of both improved profitability and the strategic capabilities of AIT, the Company's Board of Directors elected not to dispose of AIT. Accordingly, AIT has been reclassified back to continuing operations in the Company's financial statements included with this report (see Note 3 to the Notes to Condensed Consolidated Financial Statements).

NAME CHANGE

Effective October 6, 1995, the Company changed its name from MMI Medical, Inc. to InnoServ Technologies, Inc.

RESULTS OF OPERATIONS


SECOND QUARTER FISCAL 1996 COMPARED TO SECOND QUARTER FISCAL 1995

Consolidated revenues decreased approximately $1,500,000 to $11,898,000 from $13,395,000 as a result of strategic changes at both AIT and the Company's diagnostic imaging operation, as well as the continued declines in the number of Computed Tomography ("CT") maintenance agreements in effect. Revenues at AIT declined approximately $550,000, primarily from lower sales of x-ray film, chemistry and related accessories, as a result of AIT's planned exit from the traditionally low-margin institutional x-ray film market. Revenues at the Company's diagnostic imaging operation declined approximately $450,000 resulting from the discontinuance of its fee-for-service operations, decreased utilization of rental equipment and fewer rental units in the fleet. Revenues from the Company's Multi-Vendor Asset Management Service Program ("Asset Management") increased approximately $1.2 million or 84% and MRI maintenance agreements increased approximately $275,000 or 37% in the second quarter of fiscal 1996 compared to the same period in the prior fiscal year. Additionally, the Company recorded a net decrease of approximately $475,000 in revenues from the sale of equipment and an increase in the sale of labor, parts and x-ray tubes of approximately $550,000 compared to the same period in the prior fiscal year.

During the second quarter, the Company was selected by Intermountain Health Care, Inc. ("IHC") in Salt Lake City, Utah to provide all of IHC's twenty-four (24) hospitals with the Company's Asset Management service program for an initial term of five years. Partial implementation of this program commenced October 1, 1995 with complete implementation expected on January 1, 1996. The Company also entered into agreements with two group purchasing organizations to provide member hospitals with access to the Company's various radiology maintenance service programs and with a provider of telemedicine products to provide installation, warranty and after-warranty service. Subsequent to the end of the current quarter, the Company was awarded a five-year contract to provide biomedical and laboratory repair services to Children's Hospital, Columbus, Ohio.

Cost of operations decreased approximately $2,250,000, from 86% to 78% of revenue, from the same period in the prior fiscal year resulting primarily from a decrease in the cost of parts, supplies and materials related to the provision of CT maintenance services and cost of x-ray film, chemistry and related accessories sold at AIT. Additionally, in the second quarter of fiscal 1995, the Company experienced higher than normal expenses for x-ray tubes as a result of higher utilization and a non-recurring supplier problem. Depreciation costs decreased from the prior year approximately 24% primarily as a result of purchase accounting adjustments associated with the Acquisition. Selling and Administrative expenses decreased approximately 15% from the second quarter of fiscal 1995 as a result of decreases in salary, bad debt expense and occupancy costs from elimination of duplicate administrative personnel, improved collection of accounts receivable and lower facility expense for the Company's Arlington, Texas facility, respectively.

Income (loss) before income taxes increased approximately $1,190,000 from a loss of $880,000 in fiscal 1995 to income of $308,000 in fiscal 1996 as a result of decreased operating, selling and administrative costs and the associated improvement in margins as all operating units reduced operating infrastructure costs. Additionally, cost reductions and price increases improved margins at

AIT producing an operating profit in the current quarter of fiscal 1996 compared with an operating loss in the prior fiscal year.

Interest expense increased to $49,000 in the first quarter of fiscal 1995 from income of $9,000 in the same period of the prior year as a result of the assumption of long-term debt associated with the Acquisition and borrowings from the Company's line of credit. The effective tax rate remained at 40% and the provision (benefit) for income taxes increased $475,000 from a benefit of $352,000 in the second quarter of fiscal 1995 to an expense of $123,000 in the second quarter of fiscal 1996 as a result of the Company's return to profitability.

SIX MONTHS FISCAL 1996 COMPARED TO SIX MONTHS FISCAL 1995

The net increase in consolidated revenues of approximately $1,810,000 to $23,866,000 from $22,057,000 resulted from primarily from the Acquisition. Revenues from Asset Management service agreements increased approximately $3,470,000 and Magnetic Resonance Imaging ("MRI") maintenance agreements added approximately $930,000 in revenues, while the Company concurrently experienced a net decrease in revenues from CT maintenance service agreements of approximately $1,480,000. Revenues at the Company's diagnostic imaging operation decreased approximately $380,000 due to the discontinuance of its fee-for-service operations, decreased utilization of rental equipment and fewer rental units in the fleet. Revenues at AIT declined approximately $850,000 resulting primarily from lower sales of x-ray film, chemistry and related accessories to institutional customers.

On a pro forma basis (see Note 9 to the Notes to Condensed Consolidated Financial Statements), consolidated revenues decreased approximately $2,770,000 resulting primarily from a substantial decline in the number of CT maintenance agreements in effect in the first six months of fiscal 1996 compared to the total of such agreements in effect for R Squared and MEMS combined in the first six months of fiscal 1995. The Company continues to experience a decline in the number of such agreements in effect and expects this trend to continue primarily as a result of customer's older CT equipment being upgraded or removed from service and not replaced. Asset Management revenues increased on a pro forma basis by approximately $2,100,000 or 76% and revenues from MRI maintenance agreements increased approximately $4,450,000 or 31%.

Cost of operations decreased approximately $500,000, falling from 87% of revenue in the second quarter of fiscal 1995 to 78% in the same period of fiscal 1996. This decline resulted primarily from a decrease in the cost of maintenance expense at the diagnostic imaging operation and reduced expenses for x-ray film, chemistry and related accessories sold at AIT (directly associated with the decline in revenue from the sale of such items). Depreciation costs decreased from the prior year approximately 24% primarily as a result of certain rental units operated by the imaging operations becoming fully depreciated at the end of fiscal 1995 as well as certain purchase accounting adjustments associated with the Acquisition. Selling and Administrative expenses increased approximately 10% from the first six months of fiscal 1995 primarily associated with the Acquisition, which resulted in the inclusion of labor expense for the full six months in 1996 compared to only three months in fiscal 1995. On a pro forma basis, Selling and Administrative expenses remained constant from the same period in the prior fiscal year.

Income (loss) before income taxes increased approximately $2,030,000 from a loss of $1,913,000 in the first six months of fiscal 1995 to income of $120,000 in the same period in fiscal 1996 as a result of improved margins as all operating units reduced operating infrastructure costs. Cost reductions and price increases substantially improved margins at AIT producing an operating profit in the first six months of fiscal 1996 compared with an operating loss in the prior fiscal year. Operating margins also improved at the diagnostic imaging operation as a result of reduced expenses noted above and the elimination of the infrastructure associated with the fee-for-service mobile CT operations.

Interest expense increased to $84,000 in the first quarter of fiscal 1995 from expense of $1,000 in the same period of the prior year as a result of the assumption of long-term debt associated with the Acquisition and borrowings from the Company's line of credit. The effective tax rate remained at 40% and the provision for income taxes increased $814,000 from a benefit of $765,000 in the first six months of fiscal 1995 to an expense of $49,000 in fiscal 1996 as a result of the Company's return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1995, the Company had net working capital of $3,952,000, a decrease of $125,000 from April 30, 1995. The Company has a $2,000,000 revolving line of credit with a bank, of which $1,200,000 was utilized at October 31, 1995. The Company was in compliance with all financial covenants required by such agreement at the end of the second quarter. Subsequent to the end of the second fiscal quarter, the Company borrowed an additional $500,000. As part of the Company's plan to relocate its headquarters operations to Arlington, Texas, the Company expects to finalize negotiations to secure an expanded credit facility with a bank located in the Arlington area.

The Company believes that internally generated funds and its existing credit facility will provide sufficient capital resources to finance operations, fund planned capital expenditures and make interest payments on outstanding borrowings in both the short and long term.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of shareholders was held on September 15, 1995. Items voted on at the annual meeting were as follows:

     1. To elect directors to hold office until the 1996 Annual Meeting of Shareholders and until their successors are elected and qualified. The following directors were elected:

                                 VOTES CAST
                         ------------------------
DIRECTOR                    FOR          WITHHELD
--------                 ---------       --------
Dudley A. Rauch          4,457,500        41,092
Samuel Salen, M.D.       4,460,305        38,287
Bernard J. Korman        4,459,699        38,893
Michael M. Sachs         4,460,774        37,848
Michael F. Sandler       4,459,699        38,893
David A. Wegmann         4,462,505        36,087


     2. Approval of the Amendment to the Company's Articles of Incorporation to change the Company's name from "MMI Medical, Inc." to "InnoServ Technologies, Inc.":

  For: 4,382,333    Against: 98,190    Abstain: 18,069    Broker non-votes: 0

ITEM 5.  OTHER INFORMATION.

(a) Effective October 6, 1995, the Company changed its name from MMI Medical, Inc. to InnoServ Technologies, Inc.
(b) On December 14, 1995, the Company announced the appointment of Michael G. Puls as President and Chief Executive Officer of the Company. The Company expects Mr. Puls to assume his duties prior to the end of December 1995.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

(a)  Exhibit Index is included herewith at page 18.
(b)  Report on Form 8-K.   None

                                 SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DATED:  December 15, 1995

                                      INNOSERV TECHNOLOGIES, INC.





                                      By:  /s/ Samuel Salen, M.D.
                                          -----------------------------------
                                          Samuel Salen, M.D.
                                          President and Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit                                                PAGE
-------                                                ----
10.1      Amendment No. 5 to Business Loan Agreement    19
10.2      Security Agreement                            22
11.1      Computation of Per Share Earnings             27
27.1      Financial Data Schedules (EDGAR filing only)  --