Form 10-Q
period 1996-01-31
INNOSERV TECHNOLOGIES INC
filed 1996-03-18
CIK 746072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                             ----------------------


For Quarter Ended                                           Commission File No.
 January 31, 1996                                                0-13608


                           INNOSERV TECHNOLOGIES, INC.


          California                                             95-3619990
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                 320 Westway, Suite 520, Arlington, Texas 76018
                    (Address of principal executive offices)

Registrant's telephone number including area code (817) 468-3377.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                X
               ---
               YES                           NO

     Shares of Registrant's common stock, $.01 par value, outstanding at March 14, 1996 - 5,035,833

                           INNOSERV TECHNOLOGIES, INC.
                                    FORM 10-Q
                                JANUARY 31, 1996



                                TABLE OF CONTENTS


                                                                          PAGE
PART I - FINANCIAL INFORMATION                                            ----


Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets                                 3

     Condensed Consolidated Statements of Operations                       4

     Consolidated Statements of Cash Flows                                 6

     Notes to Condensed Consolidated Financial Statements                  7


Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        12


PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                            16

Item 5.  Other Information                                                16

Item 6.  Exhibits and Reports on Form 8-K                                 16


SIGNATURES                                                                17

INDEX TO EXHIBITS                                                         18

                           INNOSERV TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        ($000's, except par value amount)

                                                     January 31, 1996     April 30,1995
                                                       (Unaudited)        (Reclassified)
                                                       -----------        --------------
ASSETS
Current assets
  Cash and cash equivalents                             $     612           $   1,827
  Receivables                                               6,266               7,284
  Inventory                                                10,095               9,199
  Deferred income taxes                                     1,249               1,192
  Prepaid expenses                                            624                 532
                                                        --------------------------------
  Total current assets                                     18,846              20,034

Equipment, net                                              5,710               6,056

Deferred income taxes                                       2,155               2,155
Goodwill, net                                               3,583               3,698
Long-term notes receivable & other assets                   1,728               1,310
                                                        --------------------------------
                                                        $  32,022           $  33,253
                                                        --------------------------------
                                                        --------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $   3,922           $   2,916
  Accrued liabilities                                       3,280               4,258
  Deferred revenues                                         6,395               5,521
  Current portion of long-term debt                           728               3,262
                                                        --------------------------------

  Total current liabilities                                14,325              15,957

Long-term debt                                              1,010                 141

Shareholders' equity
  Common stock, $.01 par value:
  authorized shares - 10,000;
  issued and outstanding shares - 5,036                        51                  51
  Paid-in capital                                          17,303              17,303
  Retained deficit                                           (667)               (199)
                                                        --------------------------------
     Total shareholder's equity                            16,687              17,155
                                                        --------------------------------
                                                        $  32,022           $  33,253
                                                        --------------------------------
                                                        --------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                           INNOSERV TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         ($000's, except per share data)

                                                               Three Months Ended
                                                               ------------------
                                                      January 31, 1996    January 27, 1995
                                                      ----------------    ----------------
Revenues                                                $  11,062           $  12,343

Costs and expenses
  Cost of operations                                        9,263               9,575
  Depreciation                                                493                 610
  Selling and administrative                                2,222               1,844
  Interest expense (income)                                   (14)                115
                                                        --------------------------------

Total costs and expenses                                   11,964              12,144
                                                        --------------------------------

Income (loss) before income taxes                            (902)                199

Provision (benefit) for income taxes                         (362)                 78
                                                        --------------------------------

Net income (loss)                                       $    (540)          $     121
                                                        --------------------------------
                                                        --------------------------------

Net income (loss) per share                             $    (.11)          $     .02
                                                        --------------------------------
                                                        --------------------------------
Weighted average shares                                     5,037               5,058
                                                        --------------------------------
                                                        --------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                           INNOSERV TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         ($000's, except per share data)

                                                                Nine Months Ended
                                                                -----------------
                                                     January 31, 1996    January 27, 1995
                                                     ----------------    ----------------
Revenues                                                $  34,928           $  34,398

Costs and expenses
  Cost of operations                                       27,976              28,422
  Depreciation                                              1,479               1,748
  Selling and administrative                                6,185               5,825
  Interest expense                                             70                 116
                                                        --------------------------------

Total costs and expenses                                   35,710              36,111
                                                        --------------------------------

Loss before income taxes                                     (782)             (1,713)

Benefit for income taxes                                     (313)               (686)
                                                        --------------------------------
Net loss                                                $    (469)          $  (1,027)
                                                        --------------------------------
                                                        --------------------------------

Net loss per share                                      $    (.09)          $    (.24)
                                                        --------------------------------
                                                        --------------------------------
Weighted average shares                                     5,037               4,340
                                                        --------------------------------
                                                        --------------------------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                           INNOSERV TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                    ($000's)

                                                                 Nine Months Ended
                                                                 -----------------
                                                      January 31, 1996    January 27, 1995
                                                      ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $    (469)          $  (1,027)
Adjustments to reconcile net loss
to net cash flows from operations:
    Depreciation and amortization                           1,479               1,748
    Deferred income taxes                                     (57)                 (8)
    Changes in assets and liabilities:
     Receivables                                            1,019              (2,873)
     Inventory                                               (896)                544
     Prepaid expenses                                         (92)               (189)
     Accounts payable                                       1,006                 441
     Accrued liabilities                                   (1,101)             (1,404)
     Other assets                                            (342)                  -
     Deferred revenues                                        876                  33
                                                        --------------------------------
Net cash provided by (used in) operating activities         1,423              (2,735)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of business operations                           -                (296)
   Net book value of equipment sold                           112                 223
   Purchase of equipment                                   (1,085)               (248)
                                                        --------------------------------
Net cash used in investing activities                        (973)               (321)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings from line of credit                             800               4,005
   Proceeds from long-term debt                             1,500                  --
   Principal payments of long-term debt                    (3,965)             (1,333)
   Exercise of stock options                                    -                 218
   Payment of dividends                                         -                (767)
                                                        --------------------------------
Net cash provided by (used in) financing activities        (1,665)              2,123
                                                        --------------------------------

Decrease in cash                                           (1,215)               (933)

Cash at beginning of period                                 1,827               1,341
                                                        --------------------------------

Cash at end of period                                   $     612           $     408
                                                        --------------------------------
                                                        --------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

                           INNOSERV TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                   (UNAUDITED)

1.   GENERAL

The condensed consolidated financial statements included herein have been prepared by the Company without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine months ended January 31, 1996 and January 27, 1995, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation, however, the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended January 31, 1996 and January 27, 1995, are not necessarily indicative of the results for the full year.

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

3.   DISCONTINUED OPERATION

In October 1994, the Company announced the adoption by the Company's Board of Directors of a plan to dispose of the operations of AIT. Thereafter, the Company actively marketed AIT but was unable to locate a buyer. At January 27, 1995 and April 30, 1995, AIT was classified as a discontinued operation in the Company's financial statements. Concurrent with the election to dispose of AIT, the Company made certain changes in the operations of AIT including closing certain offices and warehouse facilities, reducing personnel approximately 50 percent, and raising the price of x-ray film sold to customers, all of which resulted in improved profitability. Additionally, as InnoServ's Asset Management service program continues to grow, AIT's capability to repair and maintain a variety of x-ray film processors, which are serviced under the Asset Management program, enables AIT to play a strategic role in support of such growth. In the first quarter of fiscal 1996, as a result of both improved profitability and the strategic capabilities of AIT, the Company's Board of Directors elected not to dispose of AIT. Accordingly, AIT has been reclassified back to continuing operations in the Company's financial statements included with this report.

                           INNOSERV TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                   (UNAUDITED)


Summarized results of operations of AIT for the three and nine months ended January 27, 1995 were:


                                      Three Months Ended       Nine Months Ended
                                       January 27, 1995         January 27,1995
                                       ----------------         ---------------
     Revenues                           $    1,751,000           $    5,837,000
     Income (loss) before income taxes  $       25,000           $    (396,000)


The following summarizes the net assets of AIT as of April 30, 1995:


                                                                 April 30, 1995
                                                                 --------------
     Current assets                                              $    1,544,000
     Current liabilities                                              (527,000)
     Equipment (net)                                                    114,000
                                                                 --------------
      Total net assets                                           $    1,131,000
                                                                 --------------
                                                                 --------------



A loss on the disposition of AIT was not expected and, therefore, no loss provision was recorded.


4.   LONG-TERM DEBT

The Company entered into a loan agreement with a bank effective December 15, 1995 to borrow up to $4,500,000. The loan agreement contains a $1,500,000 term loan expiring January 30, 1999, a $1,500,000 revolving credit line for working capital expiring August 15, 1996 and a $1,500,000 note, which was not funded by the bank at January 31, 1996, to acquire inventory and equipment. As a result of the loss recorded for the three months ended January 31, 1996, the Company does not expect the bank to fund the remaining $1,500,000 until the Company returns to profitability. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends with which the Company was in compliance at January 31, 1996. Obligations under the loan agreement are secured by a security interest in the Company's accounts receivable, inventory and equipment. Interest is payable quarterly on all obligations under the loan agreement based on varying interest rates above the prime rate and the term loan requires quarterly principal payments of $125,000. The interest rate at January 31, 1996 on the term loan was 9.0 percent. No borrowings were outstanding on the revolving credit line at January 31, 1996.

The Company has terminated its former $2,000,000 line of credit agreement with another bank. The outstanding obligations of $2,000,000 were repaid principally from the proceeds of the $1,500,000 term loan.

                           INNOSERV TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                   (UNAUDITED)


5.   SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest and income taxes paid in the nine months ended January 31, 1996 and January 27, 1995 were as follows:


                                                      Nine Months Ended
                                                 ---------------------------
                                                 January 31,     January 27,
                                                    1996            1995
                                                 ---------------------------
                    Interest                      $ 111,000      $185,000
                    Income taxes                  $  17,000      $     --


6.   NAME CHANGE

On October 6, 1995, the Company changed its name from MMI Medical, Inc. to InnoServ Technologies, Inc.

7.   INTERIM PRO FORMA FINANCIAL INFORMATION

On August 3, 1994, the Company acquired (the "Acquisition") MEDIQ Equipment and Maintenance Services, Inc. ("MEMS"), a wholly owned subsidiary of MEDIQ Incorporated in exchange for 2,006,438 shares of the Company's common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share exercisable through August 3, 1998. An additional 20,000 shares of the Company's common stock was issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the Acquisition. The estimated aggregate purchase price, including expenses of the Acquisition, was approximately $6,565,000. Following the Acquisition, the Company combined the operations of its R Squared subsidiary with those of MEMS and changed the name of R Squared to InnoServ Technologies Maintenance Services, Inc.

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

The following Pro Forma Consolidated Statements of Operations for the nine months ended January 27, 1995 give effect to the Acquisition as if it occurred as of April 30, 1994. The Pro Forma Consolidated Statements of Operations for the nine months ended January 27, 1995 are unaudited, but in the opinion of the Company include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operation for the periods presented.

                           INNOSERV TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                   (UNAUDITED)


The historical data of the Company included in the pro forma financial statements is as of the periods presented. The historical data of MEMS included in Pro Forma Consolidated Statements of Operations is for the three months ended August 2, 1994.

The Pro Forma Consolidated Statements of Operations for the nine months ended January 27, 1995 are not necessarily indicative of the results of operations that actually would have taken place had the Acquisition been consummated as of the date indicated, or that may be achieved in the future and should be read in conjunction with the notes in such statements.



                                                   Nine Months Ended January 27, 1995
                                                  (In $000's, except per share amounts)
                                       -------------------------------------------------------------
                                                                      Pro Forma      Consolidated
                                         INNOSERV     MEMS (1)       Adjustments        Total
                                       -------------------------------------------------------------
Revenues                               $34,398        $4,576              $             $38,974
Costs and expenses
   Cost of operations                   28,422         4,023               (606)  (2)    31,839
   Depreciation and amortization         1,748           360               (201)  (3)     1,907
   Selling and administrative            5,825           494               (166)  (4)     6,153
   Interest expense, net                   116            54                 --             170
                                       -------------------------------------------------------------
Total costs and expenses                36,111         4,931               (973)         40,069
                                       -------------------------------------------------------------
Income (loss) before taxes              (1,713)         (355)               973          (1,095)
Provision (benefit) for income taxes      (686)         (101)               348   (5)      (439)
Net income (loss)                      $(1,027)       $ (254)             $ 625         $  (656)
                                       -------------------------------------------------------------
                                       -------------------------------------------------------------

Net loss per share                     $  (.24)          N/A                            $  (.15)
                                       -------------------------------------------------------------
                                       -------------------------------------------------------------


--------------------------------------
NOTES:
(1)  Historical data of MEMS is for the three months ended August 2, 1994.

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

                           INNOSERV TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                   (UNAUDITED)


8.   RESTRUCTURING

In the third quarter of fiscal 1996, the Company relocated its headquarters operations from Corona, California to Arlington, Texas. As a result of the relocation, the Company recorded restructuring charges of $411,000 in the quarter of which $98,000 were included in cost of operations and $313,000 were included in selling and administrative expenses. The major components of these charges, the amount paid to date and the remaining payments are:


                                                      Amounts
                                                      Paid at
                                        Total        January 31,    Payments
                                       Charges          1996       Remaining
                                     ----------     ------------   ---------
     Employee termination benefits   $  115,000     $   39,000     $  76,000
     Employee relocation                169,000        103,000        66,000
     Employee training                   67,000         67,000            --
     Office equipment relocation         30,000         30,000            --
     Facility closing costs              30,000             --        30,000
                                     ----------     ------------   ---------
                                     $  411,000     $  239,000     $ 172,000
                                     ----------     ------------   ---------
                                     ----------     ------------   ---------

The termination benefits relate to 12 employees, all of whom were terminated as of January 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


ACQUISITION OF MEDIQ EQUIPMENT & MAINTENANCE SERVICES, INC.

On August 3, 1994, the Company acquired (the "Acquisition") MEDIQ Equipment and Maintenance Services, Inc. ("MEMS"), a wholly owned subsidiary of MEDIQ Incorporated in exchange for 2,006,438 shares of the Company's common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share exercisable through August 3, 1998. An additional 20,000 shares of the Company's common stock were issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the Acquisition. The estimated aggregate purchase price, including expenses of the Acquisition, was approximately $6,565,000. Following the Acquisition, the Company combined the operations of its R Squared subsidiary with those of MEMS and changed the name of R Squared to InnoServ Technologies Maintenance Services, Inc.

DISCONTINUED OPERATION

In October 1994, the Company announced the adoption by the Company's Board of Directors of a plan to dispose of the operations of Advanced Imaging Technologies ("AIT"). Thereafter, the Company actively marketed AIT but was unable to locate a buyer. At January 27, 1995 and April 30, 1995, AIT was classified as a discontinued operation in the Company's financial statements. Concurrent with the election to dispose of AIT, the Company made certain changes in the operations of AIT including closing certain offices and warehouse facilities, reducing personnel approximately 50 percent, and raising the price of x-ray film sold to customers, all of which resulted in improved profitability. Additionally, as InnoServ's Multi-vendor Asset Management Service Program ("Asset Management") continues to grow, AIT's capability to repair and maintain a variety of x-ray film processors, which are serviced under Asset Management, enables AIT to play a strategic role in support of such growth. In the first quarter of fiscal 1996, as a result of both improved profitability and the strategic capabilities of AIT, the Company's Board of Directors elected not to dispose of AIT. Accordingly, AIT has been reclassified back to continuing operations in the Company's financial statements included with this report (see Note 3 to the Notes to Condensed Consolidated Financial Statements).

NAME CHANGE

Effective October 6, 1995, the Company changed its name from MMI Medical, Inc. to InnoServ Technologies, Inc.

REALIZATION OF ASSETS

The Company hired a new chief executive officer and a new chief financial officer in late December, 1995 and late January, 1996, respectively. A complete evaluation of the business is currently being performed to determine the future strategic direction of the Company. The realization of assets, in particular inventory, goodwill, equipment and the net deferred tax asset, will be assessed as they relate to the new strategy. The evaluation and the adjustments to the book value of the assets, if any, is expected to be completed in the fourth quarter of fiscal 1996.


RESULTS OF OPERATIONS


THIRD QUARTER FISCAL 1996 COMPARED TO THIRD QUARTER FISCAL 1995

Consolidated revenues decreased $1,281,000 to $11,062,000 from $12,343,000 as a result of strategic changes at both AIT and the Company's diagnostic imaging operation, as well as the continued declines in the number and average contract amount of Computed Tomography ("CT") maintenance agreements in effect as older equipment is being upgraded or removed from service. Revenues at AIT declined $279,000, primarily from lower sales of x-ray film, chemistry and related accessories as a result of AIT's planned exit from the traditionally low-margin institutional x-ray film market. Revenues at the Company's diagnostic imaging operation declined $439,000 resulting from the discontinuance of its fee-for-service operations, decreased utilization of rental equipment and fewer rental units in the fleet. The decline in revenues related to CT maintenance agreements was $2,268,000. These declines were offset by an increase in revenues from Asset Management of $898,000, or 116 percent, and revenues from Magnetic Resonance Imaging ("MRI") maintenance agreements increased $247,000, or 30 percent. Additionally, the Company recorded $612,000 in revenues from the sale of equipment in the third quarter of fiscal 1996, while no such sales occurred in the third quarter of fiscal 1995 due to the timing of the sales.

Complete implementation of the Company's Asset Management service program at the 24 hospitals of Intermountain Health Care, Inc. in Salt Lake City, Utah, began on January 1, 1996. Partial implementation of the program began on October 1, 1995. The Company also began providing its Asset Management program for biomedical and laboratory repair services to Children's Hospital in Columbus, Ohio, on January 1, 1996.

Cost of operations decreased $312,000, or three percent, from the cost of operations for the same period in the prior fiscal year. The cost of parts, supplies and materials related to the provision of CT maintenance services and cost of x-ray film, chemistry and related accessories sold at AIT decreased $568,000. Cost of operations was favorably impacted in the quarter by a payment received against an insurance claim of $359,000, net of related costs. The claim was the result of damage to a MRI unit while it was being transported to a customer under a sale agreement. The replacement unit was fully costed at the time the sale was recorded in the second quarter of fiscal 1996. The Company recorded a $701,000 charge in the third quarter of fiscal 1996 for physical inventory adjustments and unfavorable production variances associated with the reloading and rework of its CT tube inventory. Additionally, there were $98,000 of restructuring expenses incurred in the quarter as a result of the relocation of the Company's headquarters operations from Corona, California to Arlington, Texas.

Depreciation costs decreased from the prior year $117,000 primarily as a result of purchase accounting adjustments recorded in the fourth quarter of fiscal 1995 associated with the Acquisition. Selling and administrative expenses increased $378,000 from the third quarter of fiscal 1995 primarily as a result of $313,000 in restructuring costs associated with relocation of the Company's headquarters operations. The Company recorded $14,000 in net interest income in the quarter compared to net interest expense of $115,000 for the same period of the previous fiscal year as a result of lower debt outstanding during the period. The interest income for the quarter relates primarily to interest earned on receivables from sales-type leases.

The effective tax rate remained at 40 percent and the benefit from income taxes increased $440,000 from a provision of $78,000 in the third quarter of fiscal 1995 to a benefit of $362,000 in fiscal 1996 as a result of the loss before income taxes.


NINE MONTHS FISCAL 1996 COMPARED TO NINE MONTHS FISCAL 1995

The net increase in consolidated revenues of $530,000 to $34,928,000 from $34,398,000 resulted primarily from the Acquisition. Revenues from Asset Management and MRI service agreements increased $4,456,000 and $1,063,000, respectively. The Company experienced a decrease in revenues from CT maintenance service agreements of $3,736,000. Revenues at the Company's diagnostic imaging operation decreased $561,000 due to the discontinuance of its fee-for-service operations, decreased utilization of rental equipment and fewer rental units in the fleet. Revenues at AIT declined $1,129,000 resulting primarily from lower sales of x-ray film, chemistry and related accessories to institutional customers.

On a pro forma basis (see Note 7 to the Notes to Condensed Consolidated Financial Statements), consolidated revenues decreased $4,046,000 primarily from a substantial decline in the number and average contract amount of CT maintenance agreements in effect in the first nine months of fiscal 1996 compared to the total of such agreements in effect for R Squared and MEMS combined in the first nine months of fiscal 1995. The Company continues to experience a decline in the number of such agreements in effect and expects this trend to continue primarily as a result of customer's older CT equipment being upgraded or removed from service and not replaced. Asset Management revenues increased on a pro forma basis by $3,102,000, or 65 percent, and revenues from MRI maintenance agreements increased $701,000, or 30 percent.

Cost of operations decreased $446,000 as the costs for the first nine months of fiscal 1995 were 83 percent of revenues, declining to 80 percent of revenues for the same period of fiscal 1996. This decline as a percent of revenues is due primarily to the increase in Asset Management revenues which have higher operating margins than the operating margins of the declining revenues from CT maintenance agreements. Depreciation costs decreased from the prior year $269,000 primarily as a result of certain rental units operated by the imaging operations becoming fully depreciated at the end of fiscal 1995 as well as certain purchase accounting adjustments associated with the Acquisition.
Selling and administrative expenses increased $360,000, or six percent, from the first nine months of fiscal 1995 primarily due to the inclusion of labor expense associated with the Acquisition for the full nine months in fiscal 1996 compared to only six months in fiscal 1995. Selling and administrative expenses also included $313,000 in restructuring costs associated with the relocation of the Company's headquarters operations. Interest expense declined $46,000 for the nine months of fiscal 1996 due to lower debt outstanding during the period than was outstanding during the same period of fiscal 1995.

The loss before income taxes declined to $782,000, an improvement of $931,000 from the same period of the previous year as a result of improved operating margins as all operating units reduced operating infrastructure costs and the shift in revenues from CT maintenance agreements with lower operating margins to Asset Management and MRI service agreements which have higher operating margins.

The effective tax rate remained at 40 percent and the benefit from income taxes decreased $373,000 from a benefit of $686,000 for the first nine months of fiscal 1995 to a benefit of $313,000 for fiscal 1996 as a result of the decline in the loss before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 1996 totaled $612,000. The principal source of cash for the first nine months of fiscal 1996 were operating activities which generated $1,423,000 due primarily to the noncash adjustment to the net loss for depreciation and amortization and the timing of cash collections and cash payments for accounts receivable and accounts payable, respectively. These funds financed $973,000 in purchases of new equipment, primarily diagnostic hardware and software to maintain customer's equipment. The Company also decreased its outstanding bank borrowings and obligations under capital leases by $1,665,000.

The Company entered into a loan agreement with a bank effective December 15, 1995 to borrow up to $4,500,000. The loan agreement contains a $1,500,000 term loan expiring January 30, 1999, a $1,500,000 revolving line of credit for working capital expiring August 15, 1996 and a $1,500,000 note, which was not funded by the bank at January 31, 1996, to acquire inventory and equipment. As a result of the loss recorded for the three months ended January 31, 1996, the Company does not expect the bank to fund the remaining $1,500,000 until the Company returns to profitability. The Company was in compliance with all financial covenants required by such agreement at January 31, 1996. Interest is payable quarterly on all obligations under the loan agreement and the term loan requires quarterly principal payments of $125,000 beginning April 30, 1996. The interest rate on the term loan at January 31, 1996 was 9.0 percent No borrowings were outstanding on the revolving credit line at January 31, 1996.

The Company has terminated its former $2,000,000 line of credit agreement with another bank. The outstanding obligations of $2,000,000 were repaid principally from the proceeds of the $1,500,000 term loan.

The Company believes that internally generated funds and its existing credit facility will provide sufficient capital resources to finance operations and to make principal and interest payments on outstanding borrowings in both the short and long term. The Company does not expect to make any significant capital purchases in the foreseeable future.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

In December, 1995 the Company entered into a $4,500,000 loan agreement. The loan agreement contains financial covenants including the maintenance of certain financial ratios, net worth requirements, and restrictions on future borrowings and payment of dividends. In addition, the obligations under the loan agreement are secured by a security interest in the Company's accounts receivable, inventory and equipment.

The Company's former $2,000,000 line of credit agreement has been repaid and terminated. The agreement contained certain financial covenants relating to tangible net worth, profitability, future borrowings and the payment of dividends absent bank approval. The Company had pledged its assets as security for the line of credit.

ITEM 5.  OTHER INFORMATION.

(a) Effective October 6, 1995, the Company changed its name from MMI Medical, Inc. to InnoServ Technologies, Inc.

(b) On December 14, 1995, the Company announced the appointment of Michael G. Puls as President and Chief Executive Officer of the Company. Mr. Puls assumed his duties on December 27,1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Index to Exhibits included herewith at page 18.

(b)    Report on Form 8-K.

       On November 6, 1995 the Company filed a Report on Form 8-K dated October 30, 1995 to change its name from MMI Medical, Inc. to InnoServ Technologies, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DATED:  March 15, 1996

                                        INNOSERV TECHNOLOGIES, INC.




                                        By: /s/ Thomas Hoefert
                                           --------------------------
                                           Thomas Hoefert
                                           Vice President and Chief Financial
                                              Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                INDEX TO EXHIBITS
                                -----------------

Exhibit                                                                    PAGE
-------                                                                    ----

10.1      Loan Agreement  dated as of December 15, 1995 by and              19
          between the Company and Overton Bank & Trust, N.A.

10.2      Term Loan Agreement dated as of January 12, 1996 in the           25
          principal amount of $1,500,000 payable by the Company to Overton Bank & Trust, N.A.

10.3      Security Agreement dated as of January 12, 1996 by and            31
          between the Company  and Overton Bank & Trust, N.A.

10.4      Revolving Credit Agreement dated as of January 12, 1996 in        40
          the principal amount of $1,500,000 payable by the Company to Overton Bank & Trust, N.A.

10.5      Security Agreement dated as of January 12, 1996 by and            46
          between the Company and Overton Bank & Trust, N.A.

10.6      Indemnity Agreement dated as of January 25, 1996 by and           55
          between the Company and Michael G. Puls

10.7      Indemnity Agreement dated as of January 25, 1996 by and           58
          between the Company and Thomas E. Hoefert

11.1      Computation of Per Share Earnings                                 61

27.1      Financial Data Schedules (EDGAR filing only)                      --