Form 10-K405
period 1996-04-30
INNOSERV TECHNOLOGIES INC
filed 1996-07-30
CIK 746072

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             FOR THE FISCAL YEAR ENDED APRIL 30, 1996

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-13608

                            ------------------------

                          INNOSERV TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                 CALIFORNIA                                     95-3619990
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

  320 WESTWAY, SUITE 530, ARLINGTON, TEXAS                         76018
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (817) 468-3377

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                          NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS                         REGISTERED
- ------------------------------------  ---------------------------------------
Common stock, $.01 Par Value                        NASDAQ National Market

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 25, 1996 was $7,553,907.

    At July 25, 1996, the Registrant had outstanding 5,035,833 shares of its common stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the proxy statement for the Annual Meeting of Shareholders to be held on September 17, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    InnoServ Technologies, Inc.-Registered Trademark- ("InnoServ") is a California corporation organized in 1981. InnoServ provides comprehensive asset management systems and services, multi-vendor maintenance and repair services and other specialized services to radiology, cardiology, biomedical and laboratory departments of hospitals and other healthcare providers. The foregoing business is reported as one segment. Except where the context otherwise requires, the term "InnoServ" and "Registrant" as used in this report includes InnoServ Technologies, Inc. and its subsidiaries.

    InnoServ operates its business primarily through its wholly-owned subsidiaries InnoServ Technologies Maintenance Services, Inc. ("InnoServ Maintenance") and Advanced Imaging Technologies, Inc. ("AIT") and through its imaging operation.

    Effective October 6, 1995, the name of the company was changed from MMI Medical, Inc. to InnoServ Technologies, Inc.

INNOSERV TECHNOLOGIES MAINTENANCE SERVICES, INC.

    In August 1994, InnoServ acquired (the "Acquisition") the capital stock of MEDIQ Equipment & Maintenance Services, Inc. ("MEMS") which provided products and services comparable to that of InnoServ's R Squared Scan Systems, Inc. subsidiary ("R Squared"). Subsequent to the acquisition, InnoServ combined the operations of MEMS with those of R Squared and changed the name of R Squared to InnoServ Technologies Maintenance Services, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition of MEDIQ Equipment and Maintenance Services, Inc.

    InnoServ Maintenance provides maintenance, consulting and technical services for customer operated magnetic resonance imaging ("MRI") and computed tomography ("CT") scanners and a wide array of diagnostic imaging, biomedical and laboratory equipment on a nationwide basis. Comprehensive maintenance service agreements covering virtually all the equipment operated by a hospital's radiology, biomedical and laboratory departments ("Asset Management") usually have terms of three years or more. Maintenance agreements for individual MRI and CT scanners and X-ray tube replacement agreements typically have terms of one to three years, with limited termination provisions, on either a fixed or volume related basis. Maintenance services are performed at a customer's site by InnoServ Maintenance field service engineers and equipment specialists and are offered as a cost-effective alternative to maintenance service offered by medical equipment manufacturers. InnoServ Maintenance personnel, through the use of a proprietary software information system, also provide Asset Management accounts with an array of analytical reports and consultative services in order to help them manage their imaging, biomedical and laboratory capital equipment. In addition to performing regular preventive maintenance services, InnoServ Maintenance engineers are on call 24 hours a day, seven days a week, to provide emergency maintenance of medical equipment. InnoServ Maintenance sells X-ray tubes and spare parts for many different makes and models of MRI and CT scanners. InnoServ Maintenance also sells used and refurbished diagnostic imaging equipment.

    In support of its field service operations, InnoServ Maintenance maintains an extensive supply of spare parts in strategic locations across the nation. Analysis and repair of defective parts is performed at the Arlington, Texas facility. In addition to having the capability to repair electronic circuit boards and systems, InnoServ Maintenance reloads X-ray tubes and rebuilds high voltage components such as transformers.

ADVANCED IMAGING TECHNOLOGIES, INC.

    AIT distributes X-ray film and other radiological supplies and equipment in Kansas and portions of Missouri and Oklahoma. It also distributes accessory systems used with CT scanners and other diagnostic imaging and general X-ray equipment. AIT also provides maintenance services for general X-ray instruments in Kansas and portions of Missouri and Oklahoma.

IMAGING OPERATION

    InnoServ owns 6 mobile CT scanners and 6 cardiac catheterization laboratories (the "Imaging Operation") which it offers to customers under lease agreements. Such leases are offered to customers on a full-time basis while their in-house equipment is being installed, serviced or upgraded or to supplement the in-house equipment during periods of heavy patient volume. InnoServ may also provide technologists and other additional support services pursuant to the lease. Typically, these customers execute an agreement for a specific period ranging from one month to periods in excess of one year and are billed monthly on a fixed rate basis regardless of the number of procedures performed.

    In June 1995, InnoServ discontinued providing mobile CT scanners under shared service arrangements. These arrangements were for terms of up to three years and customers were billed on a fee-for-service basis for the procedures actually performed. During the time InnoServ's equipment and employees were at a shared services customer location, they operated under the direction of a licensed physician on the customer's staff. InnoServ worked closely with physicians to tailor operating protocols. InnoServ personnel did not, however, provide professional medical services. InnoServ's customers, rather than InnoServ, were responsible for scheduling the number of patients on whom the procedures were performed during scheduled service.

CUSTOMERS AND MARKETING

    InnoServ markets its services to healthcare providers through a direct sales force consisting of sales representatives and supervisory personnel. InnoServ's strategy emphasizes its multi-vendor, multi-modality Asset Management programs, the skill and experience of its service engineers and imaging technologists, the quality of its equipment, the reliability and cost effectiveness of its service, and its ability to tailor service programs to specific customer needs.

    Hospitals and other healthcare providers which operate MRI and CT scanners and other diagnostic, biomedical and laboratory equipment require regular preventive maintenance programs and emergency repair services for their equipment. Since the quality and reliability of patient care depends in part upon the reliability of the equipment used, hospitals need to arrange for regular maintenance of the equipment and contract for maintenance and repair services with the equipment manufacturers or independent maintenance companies such as InnoServ's subsidiaries.

    When larger hospitals desire to replace, upgrade or augment their existing CT or cardiac catheterization equipment, they may require interim rental equipment such as that provided by InnoServ. By using such equipment for an interim period, hospitals may continue to offer their regular services during a major renovation.

    During fiscal 1996, InnoServ provided its Asset Management, maintenance, distribution and diagnostic services in 42 states to approximately 1,000 customers such as hospitals, health maintenance organizations, out-patient clinics and private physician offices. No single customer accounted for more than ten percent of InnoServ's consolidated revenues.

COMPETITION

    The healthcare industry in general and the market for medical equipment maintenance, distribution and diagnostic services in particular is highly competitive.

    With respect to its medical equipment maintenance services, InnoServ competes with both medical equipment manufacturers, most of which have significantly greater financial and marketing resources than InnoServ, and other third party maintenance service companies. Certain larger hospitals also provide in-house maintenance service on their own equipment.

    With respect to its distribution services, InnoServ competes with other distributors, manufacturers and equipment resellers such as brokers, leasing companies, and individual healthcare providers, many of whom have financial and marketing resources substantially greater than those of InnoServ.

INTELLECTUAL PROPERTY

    Most of InnoServ's diagnostic software products were developed by InnoServ or its acquired businesses. Software products including certain diagnostic software programs are licensed to InnoServ by various vendors and equipment manufacturers, some of whom are competitors. If selected licensed software products were no longer available, a material hardship on InnoServ could result.

    Software products developed or used by InnoServ may from time to time raise questions of infringement of patents or copyrights owned by others and not licensed to InnoServ. No claims of such infringement have been raised. However, if such claims are raised and it is determined that licenses under patents or copyrights owned by others are essential, but not available, a material hardship on InnoServ might result.

SOURCES AND AVAILABILITY OF REPAIR PARTS

    Most of the mechanical, electrical and electronic parts and components used in the performance of repair service are purchased from medical equipment manufacturers and after-market part suppliers. InnoServ believes that materials, components and parts of the type and in the quantities necessary for its continued service operations are available, and in many cases alternate sources currently exist. InnoServ procures certain X-ray tubes and other proprietary components from sole source suppliers. In the event any sole source item becomes unavailable from the present supplier or the supplier's time to deliver such items is abruptly extended beyond normal, InnoServ could experience difficulty, delay and expense in obtaining delivery from other sources and InnoServ's ability to maintain and repair customer's equipment could be impeded.

INSURANCE

    InnoServ maintains a comprehensive insurance program which covers the replacement value of its equipment and vehicles, subject to normal deductibles, when appropriate. Additionally, InnoServ maintains professional and general liability, completed operations and employee health insurance coverage, subject to normal deductibles. InnoServ believes its present insurance coverage is adequate.

EMPLOYEES

    At July 18, 1996, InnoServ had 286 employees. None of InnoServ's employees are represented by a labor organization and InnoServ is not aware of any activity seeking such organization. InnoServ considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES.

    InnoServ leases approximately 87,000 square feet of office, maintenance and storage facilities in eighteen locations at an approximate annual cost of $716,000. Individual lease terms extend up to 65 months with various renewal options. InnoServ relocated its headquarters and related administrative operations to InnoServ's facility in Arlington, Texas from Corona, California during fiscal 1996.

    While InnoServ believes that its facilities are adequate for its current and near-term needs, to the extent InnoServ expands its activities either geographically or with respect to the number of hospitals, clinics or group practices to which it provides its services, InnoServ may be required to obtain additional office, maintenance or storage facilities.

ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    InnoServ's common stock is traded in the NASDAQ National Market under the symbol ISER. The ranges of high and low transaction prices for the common stock as reported by The National Stock Market, Inc. for fiscal 1996 and 1995 are set forth in the following table. Such quotations are prices between dealers without retail markups, markdowns or commissions and do not represent actual transactions.

                                                                                             DIVIDEND
1996                                                                    HIGH        LOW        PAID
- --------------------------------------------------------------------  ---------  ---------  -----------
4th Quarter.........................................................  $   4 1/2  $   3 5/8          --
3rd Quarter.........................................................  $   4 5/8  $       2          --
2nd Quarter.........................................................  $       4  $   2 1/2          --
1st Quarter.........................................................  $   4 1/4  $   2 3/4          --

1995
- --------------------------------------------------------------------
4th Quarter.........................................................  $       4  $   2 1/2          --
3rd Quarter.........................................................  $   4 3/8  $   3 1/4   $     .04
2nd Quarter.........................................................  $   4 7/8  $   3 3/4   $     .15
1st Quarter.........................................................  $       6  $   4 1/4   $     .04

    InnoServ estimates that it had approximately 1,100 beneficial shareholders as of July 24, 1996.

    In April 1995, InnoServ's Board of Directors discontinued the payment of dividends for an indefinite period. InnoServ's current loan agreement prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth certain selected financial data for each of the five years in the period ended April 30, 1996. Such data for the four year period ended April 30, 1995, has been reclassified to reflect AIT as a continuing operation (see Note 11 to the Notes to Consolidated Financial Statements). The acquired operations of MEMS have been included effective August 3, 1994 (see Note 8 to the Notes to Consolidated Financial Statements). The selected financial data presented below should be read in conjunction with the consolidated financial statements of InnoServ and the notes thereto appearing in
Item 8 of Part II of this report and the information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                              YEAR ENDED
                                                         -----------------------------------------------------
                                                         APRIL 30,  APRIL 30,  APRIL 29,  APRIL 30,   MAY 1,
                                                           1996       1995       1994       1993       1992
                                                         ---------  ---------  ---------  ---------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
  Revenues.............................................  $  45,727  $  46,366  $  40,464  $  45,263  $  45,140
  Net income (loss)....................................     (7,189)    (3,630)     1,507      2,265     (4,009)
  Net income (loss) per share (a)......................      (1.43)     (0.81)      0.49       0.76      (1.38)
  Cash dividends per share (a).........................  $      --  $    0.23  $    0.16  $    0.11  $    0.11
  Weighted average shares outstanding (a)..............      5,036      4,511      3,049      2,977      2,914
Balance Sheet Data:
  Total assets.........................................  $  23,840  $  30,506  $  21,430  $  22,191  $  23,162
  Working capital......................................      1,023      4,077      6,784      5,177      5,718
  Total long-term debt.................................        910        141         --         --      3,494
  Total shareholders' equity...........................  $   9,966  $  17,155  $  15,400  $  14,236  $  12,283

- ------------------------
(a) Restated to reflect a 10% stock dividend declared March 4, 1993, and distributed April 5, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ACQUISITION OF MEDIQ EQUIPMENT & MAINTENANCE SERVICES, INC.

    On August 3, 1994, InnoServ acquired MEMS, a wholly-owned subsidiary of MEDIQ Incorporated ("MEDIQ") in exchange for 2,006,438 shares of InnoServ's common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share exercisable through August 3, 1998. An additional 20,000 shares of InnoServ's common stock were issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the Acquisition. The estimated aggregate purchase price, including expenses of the Acquisition, was approximately $6,565,000. Following the Acquisition, InnoServ combined the operations of its R Squared subsidiary with those of MEMS and changed the name of R Squared to InnoServ Technologies Maintenance Services, Inc.

DISCONTINUED OPERATION

    In October 1994, InnoServ announced the adoption by InnoServ's Board of Directors of a plan to dispose of the operations of AIT. Thereafter, InnoServ actively marketed AIT but was unable to locate a buyer. At April 30, 1995, AIT was classified as a discontinued operation in InnoServ's financial statements. Concurrent with the election to dispose of AIT, InnoServ made certain changes in the operations of AIT including closing certain offices and warehouse facilities, reducing personnel approximately 50 percent, and raising the price of X-ray film sold to customers, all of which resulted in improved profitability. Additionally, as InnoServ's Asset Management program continues to grow, AIT's capability to repair and maintain a variety of X-ray film processors, which are serviced under Asset Management, enables AIT to play a strategic role in support of such growth. In the first quarter of fiscal 1996, as a result of both improved profitability and the strategic capabilities of AIT, InnoServ's Board of Directors elected not to dispose of AIT. Accordingly, InnoServ's financial statements included herein have been reclassified to reflect AIT as a continuing operation (see Note 11 to the Notes to Consolidated Financial Statements).

NAME CHANGE

    Effective October 6, 1995, the name of the company was changed from MMI Medical, Inc. to InnoServ Technologies, Inc.

RESULTS OF OPERATIONS

    FISCAL 1996 COMPARED TO FISCAL 1995

    Consolidated revenues for fiscal 1996 were $45,727,000, a decline of $639,000 from fiscal 1995 revenues of $46,366,000. As a result of the acquisition of MEMS on August 3, 1994, the fiscal 1995 revenues included those of the acquired operations for nine months. On a pro forma basis after giving effect to the acquisition of MEMS, the fiscal 1996 revenues declined $5,215,000 as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers and as a result of strategic changes at both AIT and InnoServ's Imaging Operations. Revenues for fiscal 1996 related to CT maintenance agreements declined $7,553,000 as compared to fiscal 1995 pro forma revenues. Revenues at AIT declined $1,986,000, primarily from lower sales of equipment, X-ray film, chemistry and related accessories as a result of AIT's planned exit from the traditionally low margin institutional X-ray film market. Revenues at InnoServ's Imaging Operation decreased $1,020,000 resulting from the discontinuance of its shared services program, decreased utilization of rental equipment and fewer rental units in the fleet. These declines were offset by an increase in revenues from Asset Management services for fiscal 1996 of $5,435,000 as compared to the fiscal 1995 pro forma revenues.

    Cost of operations for fiscal 1996 decreased $1,307,000 as the costs in fiscal 1995 were 89 percent of revenues, declining to 87 percent of revenues in fiscal 1996. This decline as a percent of revenues is due primarily to the increase in revenues for Asset Management services which have higher operating margins than the operating margins of the declining revenues from CT maintenance agreements.

    InnoServ's management team, under the direction of its new Chief Executive Officer who was hired in the third quarter of fiscal 1996, have undertaken a detailed assessment of InnoServ's internal operations, customers, competition, and InnoServ's positioning within its marketplace. This assessment led to a strategic focus which emphasizes Asset Management. In support of this strategy, InnoServ adopted a plan to reorganize its operations and evaluated the realization of its assets. The financial impact of these actions is included in the special charges of $2,267,000 recorded in the fourth quarter of fiscal 1996. These charges were primarily noncash related and included: charges of $1,636,000 for the writedown of certain spare parts inventory no longer required to support InnoServ's on-going business operations, for the writedown of certain CT scanners and other equipment held for resale to their estimated market value and for physical inventory adjustments related to spare parts inventory; charges of $394,000 to expense engineering development costs of certain diagnostic software which were previously capitalized; severance costs of $154,000 resulting from InnoServ's plan to reorganize its operations; and depreciation expense of $83,000 as a result of lowering the estimated useful lives of certain equipment (see Notes 7 and 9 to the Notes to Consolidated Financial Statements).

    The cost of operations for fiscal 1995 also included special charges of $2,609,000. These charges included a writedown of $671,000 as a result of InnoServ's election to expense all items of consumable inventory individually costing less than $100, a writedown of $426,000 in the value of certain spare parts inventory held for the repair of certain models of CT scanners under maintenance agreements which had become a minor part of InnoServ's future revenues, and a writedown of MRI equipment and related leasehold improvements, severance costs and facility closing costs associated with the relocation of the spare parts repair operation located in Corona, California to Arlington, Texas (see Note 9 to the Notes to Consolidated Financial Statements).

    Depreciation expenses decreased $757,000, or 26 percent, from the prior year primarily as a result of purchase accounting adjustments recorded in the fourth quarter of fiscal 1995 associated with the Acquisition and the cost of certain rental units operated by InnoServ's Imaging Operation becoming fully depreciated at the end of fiscal 1995. Selling and administrative expenses increased $730,000, or ten percent, primarily due to the inclusion of labor expenses associated with the Acquisition for the full year in fiscal 1996 compared to only nine months in fiscal 1995. Selling and administrative expenses in fiscal 1996 also included $313,000 in restructuring costs recorded in the third quarter as well as other training and duplicate salary expenses for the relocation of InnoServ's headquarters operations.

    The loss before income taxes declined by $694,000 to $4,710,000 in fiscal 1996 from $5,404,000 in fiscal 1995 as a result of improved operating margins as operating units reduced operating infrastructure costs and the shift in revenues from CT maintenance agreements with lower operating margins to Asset Management service agreements which have higher operating margins. The fiscal 1996 loss before income taxes was due to the special charges recorded in the fourth quarter of $2,267,000, restructuring costs, including the $411,000 recorded in the third quarter, incurred throughout the year to effect the relocation of InnoServ's headquarters and spare parts repair operations, and unfavorable operating margins associated with the CT maintenance business. The significant decline in revenues from CT maintenance agreements experienced in fiscal 1996 and 1995 has caused this business, in the aggregate, to become unprofitable. Because InnoServ employs field service engineers over a wide geographic area, the current level of revenues are not sufficient in certain locations to cover the direct costs of providing maintenance and repair services and the infrastructure costs to support these activities. InnoServ is implementing plans to reorganize its service operations to more cost effectively provide the services required by its customers and to discontinue service in selected locations upon the expiration of the existing maintenance agreements in those locations. InnoServ believes these actions, coupled with the strategic changes made in the focus and operations of InnoServ, will improve InnoServ's operations. However, InnoServ may not realize the full financial impact of these actions until the latter part of fiscal 1997.

    In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," InnoServ recorded a tax provision in fiscal 1996 of $2,479,000 as a valuation allowance to reduce its net deferred tax asset, primarily net operating loss carryforwards, tax credits, and timing differences associated with accrued expenses, potentially available to InnoServ to the amount that is "more likely than not to be realized." The ultimate realization of the deferred tax assets depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the deferred tax assets will be substantially realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the stringent criteria for recognition under SFAS 109.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting and Disclosure of Stock-Based Compensation," in October 1995. This standard is effective for InnoServ for its 1997 fiscal year. The adoption of SFAS 123 will have no effect on InnoServ's results of operations. InnoServ will continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, will recognize no compensation expense for the stock option grants.

    FISCAL 1995 COMPARED TO FISCAL 1994

    Consolidated revenues increased $5,902,000 to $46,366,000 from $40,464,000 primarily as a result of additional CT, MRI and Asset Management maintenance service revenues associated with the Acquisition. While InnoServ Maintenance experienced an overall increase in revenues of approximately $8,300,000 from fiscal 1994 to fiscal 1995 primarily as a result of the Acquisition, it also continued to experience a net decline in the number of CT maintenance agreements in effect primarily as a result of customers' older equipment being upgraded (with attendant warranty service coverage) or removed from service.

    InnoServ Maintenance substantially increased the number of Asset Management and MRI maintenance service agreements in effect during the remainder of the fiscal year following the Acquisition. Sales of parts and labor decreased approximately $476,000 from the prior fiscal year resulting mainly from the loss in CT service agreements while the sale of X-ray tubes remained unchanged from the prior fiscal year. Revenues from the sale of equipment at InnoServ Maintenance for fiscal 1995 declined by approximately $350,000 from the prior fiscal year.

    Revenues at InnoServ's diagnostic Imaging Operation decreased approximately $772,000 over the prior fiscal year as a result of decreased utilization of both CT and cardiac catheterization laboratories, a decrease in the average revenue on a per unit basis for interim rentals as well as fewer units in the CT fleet.

    AIT experienced a decline in revenues of $1,910,000 primarily due to a decline in sales of equipment and decreased sales of consumable supplies, primarily X-ray film and accessories.

    Income  before  income taxes  fell approximately  $7,062,000 from  income of
$1,658,000 in fiscal 1994 to a loss of $5,404,000 in fiscal 1995 primarily related to the recording by InnoServ Maintenance of certain special charges including a writedown of consumable inventory of $671,000, a writedown in the value of certain spare parts inventory of $426,000, a writedown of MRI equipment and related leasehold improvements of $948,000, charges for the closure of InnoServ's California repair operations of $179,000 and $72,000 of other charges. InnoServ Maintenance also incurred approximately $665,000 in severance expenses associated with the elimination of certain personnel in duplicate administrative, operational and sales functions in conjunction with the Acquisition and the resignation of InnoServ's Chief Financial Officer and Chief Executive Officer. (see Note 9 to the Notes to Consolidated Financial Statements).

    In addition to the foregoing, InnoServ Maintenance incurred an operating loss related to the decline in maintenance service revenues and reduced margins associated with lower average fees for CT maintenance agreements. Income at the diagnostic Imaging Operation and AIT continued to decrease primarily resulting from the reduction in revenues.

    Net interest expense increased $210,000 to an expense of $171,000 in fiscal 1995 from income of $39,000 in the prior fiscal year as a result of borrowings on InnoServ's line of credit and the assumption of long-term debt from the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at April 30, 1996, totaled $941,000. The principal source of cash for fiscal 1996 were operating activities which generated $1,991,000 due primarily to the noncash effects of depreciation and amortization, a reduction in inventory due to the writedowns recorded in the fourth quarter, and the timing of cash payments on accounts payable. Also, the deferred revenues increased $1,894,000 as a result of the growth in Asset Management. The funds generated by operations financed $1,427,000 in purchases of new equipment, which were composed of diagnostic and personal computer hardware and software required to maintain customers' equipment and to improve the productivity of InnoServ's maintenance service technicians.

    InnoServ entered into a loan agreement with a bank effective December 15, 1995 to borrow up to $3,000,000. The loan agreement contains a $1,500,000 term loan expiring January 30, 1999, and a $1,500,000 revolving line of credit for working capital expiring August 12, 1996, of which $1,244,000 was available at April 30, 1996. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. Interest is payable quarterly on all obligations under the loan agreement based on varying interest rates above the prime rate and the term loan requires quarterly principal payments of $125,000. The interest rate at April 30, 1996 on the term loan was 9.25 percent and was 8.75 percent on the revolving line of credit. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. As a result of the net loss for the period, InnoServ failed to meet certain financial covenants required under the loan agreement as of April 30, 1996. InnoServ's bank waived these events of default through April 30, 1996 and has amended the financial covenants for the period subsequent to the default. Discussions with the bank and other financial institutions to extend or replace the line of credit are on-going.

    InnoServ terminated its former line of credit agreement with another bank in January 1996. The outstanding obligations of $2,000,000 were repaid principally from the proceeds of the $1,500,000 term loan.

    InnoServ does not foresee the need to make any significant capital purchases in the next year and believes sufficient funds will be available from its operations and line of credit to meet its working capital requirements.

CAUTIONARY STATEMENT

    The statements in this Management's Discussion and Analysis and elsewhere in this report that are forward looking are based on current expectations which involve numerous risks and uncertainties. InnoServ's future results of operations and financial condition may differ materially due to many factors including InnoServ's ability to attract and retain Asset Management contracts, InnoServ's ability to implement its reorganization plan, particularly as it relates to the CT maintenance business, competitive and regulatory conditions in the healthcare industry generally, and other factors, many of which are beyond the control of InnoServ.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following financial statements of InnoServ and the Report of Ernst & Young LLP, Independent Auditors, are included herein on the pages indicated:

                                                                                                                PAGE
                                                                                                                -----
Consolidated Financial Statements:
  Report of Ernst & Young LLP, Independent Auditors........................................................          11
  Consolidated Balance Sheets at April 30, 1996 and April 30, 1995.........................................          12
  Consolidated Statements of Operations for the fiscal years ended April 30, 1996, April 30, 1995 and April
   29, 1994................................................................................................          13
  Consolidated Statements of Shareholders' Equity for the fiscal years ended April 30, 1996, April 30, 1995
   and April 29, 1994......................................................................................          14
  Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1996, April 30, 1995 and April
   29, 1994................................................................................................          15
  Notes to Consolidated Financial Statements...............................................................          16
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts.........................................................          30

    Schedules not filed  herewith are omitted  because of the  absence of conditions  under which they  are required  or because the information called for is shown in the Consolidated Financial Statements or Notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
InnoServ Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of InnoServ Technologies, Inc. as of April 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnoServ Technologies, Inc. at April 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
July 24, 1996

                          INNOSERV TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           APRIL 30,  APRIL 30,
                                 ASSETS                                      1996       1995
                                                                           ---------  ---------
Current assets
  Cash and cash equivalents..............................................  $     941  $   1,827
  Receivables............................................................      5,238      4,537
  Inventory..............................................................      7,458      9,199
  Prepaid expenses.......................................................        350        532
  Deferred income taxes..................................................         --      1,192
                                                                           ---------  ---------
    Total current assets.................................................     13,987     17,287
Equipment, net...........................................................      6,186      6,784
Deferred income taxes....................................................         --      2,155
Goodwill, net............................................................      3,544      3,698
Other assets.............................................................        123        582
                                                                           ---------  ---------
                                                                           $  23,840  $  30,506
                                                                           ---------  ---------
                                                                           ---------  ---------

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt........................................................  $     862  $   3,262
  Accounts payable.......................................................      4,613      3,215
  Accrued liabilities....................................................      3,090      4,228
  Deferred revenues......................................................      4,399      2,505
                                                                           ---------  ---------
    Total current liabilities............................................     12,964     13,210
Long-term debt...........................................................        910        141
Commitments and contingencies
Shareholders' equity
  Preferred stock, $.01 par value: 5,000,000 shares authorized; no shares
   issued................................................................         --         --
  Common stock, $.01 par value: 10,000,000 shares authorized; 5,035,833
   issued................................................................         51         51
  Paid-in capital........................................................     17,303     17,303
  Accumulated deficit....................................................     (7,388)      (199)
                                                                           ---------  ---------
    Total shareholders' equity...........................................      9,966     17,155
                                                                           ---------  ---------
                                                                           $  23,840  $  30,506
                                                                           ---------  ---------
                                                                           ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FOR THE YEARS ENDED APRIL 30, 1996, APRIL 30, 1995 AND APRIL 29, 1994              1996       1995       1994
- -------------------------------------------------------------------------------  ---------  ---------  ---------
Revenues.......................................................................  $  45,727  $  46,366  $  40,464
Costs and expenses:
  Cost of operations...........................................................     39,812     41,063     31,426
  Depreciation.................................................................      2,096      2,909      1,843
  Selling and administrative...................................................      8,357      7,627      5,576
  Interest expense (income), net...............................................        172        171        (39)
                                                                                 ---------  ---------  ---------
    Total costs and expenses...................................................     50,437     51,770     38,806
Income (loss) before income taxes and cumulative effect of change in
 accounting....................................................................     (4,710)    (5,404)     1,658
Provision (benefit) for income taxes...........................................      2,479     (1,774)       656
                                                                                 ---------  ---------  ---------
Income (loss) before cumulative effect of change in accounting.................     (7,189)    (3,630)     1,002
Cumulative effect of change in accounting for income taxes.....................         --         --        505
                                                                                 ---------  ---------  ---------
Net income (loss)..............................................................  $  (7,189) $  (3,630) $   1,507
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Per share information:
  Income (loss) before cumulative effect of change in accounting...............  $   (1.43) $   (0.81) $    0.32
  Cumulative effect of change in accounting for income taxes...................         --         --       0.17
                                                                                 ---------  ---------  ---------
  Net income (loss)............................................................  $   (1.43) $   (0.81) $    0.49
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Weighted average shares outstanding............................................      5,036      4,511      3,049
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               COMMON STOCK
                                                             ($.01 PAR VALUE)      ADDITIONAL   RETAINED
FOR THE YEARS ENDED APRIL 30, 1996,                      ------------------------    PAID-IN    EARNINGS
APRIL 30, 1995 AND APRIL 29, 1994                          SHARES       AMOUNT       CAPITAL    (DEFICIT)    TOTAL
- -------------------------------------------------------  -----------  -----------  -----------  ---------  ---------
Balance, April 30, 1993................................    2,917,496   $      29    $  11,045   $   3,162  $  14,236
  Net income...........................................           --          --           --       1,507      1,507
  Cash dividends ($.16 per share)......................           --          --           --        (471)      (471)
  Exercise of stock options............................       33,999           1          127          --        128
                                                         -----------       -----   -----------  ---------  ---------
Balance, April 29, 1994................................    2,951,495   $      30    $  11,172   $   4,198  $  15,400
  Net loss.............................................           --          --           --      (3,630)    (3,630)
  Acquisition of MEMS..................................    2,026,438          20        5,914          --      5,934
  Cash dividends ($.23 per share)......................           --          --           --        (767)      (767)
  Exercise of stock options............................       57,900           1          217          --        218
                                                         -----------       -----   -----------  ---------  ---------
Balance, April 30, 1995................................    5,035,833   $      51    $  17,303   $    (199) $  17,155
  Net loss.............................................           --          --           --      (7,189)    (7,189)
                                                         -----------       -----   -----------  ---------  ---------
Balance, April 30, 1996................................    5,035,833   $      51    $  17,303   $  (7,388) $   9,966
                                                         -----------       -----   -----------  ---------  ---------
                                                         -----------       -----   -----------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

FOR THE YEARS ENDED APRIL 30, 1996, APRIL 30, 1995 AND APRIL 29, 1994               1996       1995       1994
- --------------------------------------------------------------------------------  ---------  ---------  ---------
Cash flows from:
Operations --
Net income (loss)...............................................................  $  (7,189) $  (3,630) $   1,507
Adjustments to reconcile net income (loss) to net cash flows from operations:
  Depreciation and amortization.................................................      2,096      2,909      1,843
  Loss (gain) on disposal of equipment..........................................        (98)       681         --
  Provision for deferred income taxes...........................................      3,347     (1,839)       217
  Cumulative effect of change in accounting.....................................         --         --       (505)
  Changes in assets and liabilities:
    Receivables.................................................................       (701)     1,062      1,005
    Inventory...................................................................      1,741      1,774       (632)
    Prepaid expenses............................................................        182        163        (25)
    Accounts payable............................................................      1,398        399       (433)
    Accrued liabilities.........................................................     (1,138)      (561)      (855)
    Deferred revenues...........................................................      1,894       (155)        27
    Other assets................................................................        459       (205)      (438)
                                                                                  ---------  ---------  ---------
Net cash provided by operations.................................................      1,991        598      1,711
Investments and acquisitions --
  Acquisition of business operations............................................         --       (346)      (159)
  Sale of equipment.............................................................        180        234        348
  Purchase of equipment.........................................................     (1,427)      (844)    (1,301)
                                                                                  ---------  ---------  ---------
Net cash used for investments and acquisitions..................................     (1,247)      (956)    (1,112)
Financing activities --
  Increase (decrease) in borrowings from line of credit.........................     (2,649)     2,905         --
  Proceeds from the issuance of long-term debt..................................      1,500         --         --
  Payments on long-term debt....................................................       (125)        --         --
  Payments under capital lease obligations......................................       (356)    (1,512)        --
  Exercise of stock options.....................................................         --        218        128
  Payment of dividends..........................................................         --       (767)      (471)
                                                                                  ---------  ---------  ---------
Net cash provided by (used for) financing activities............................     (1,630)       844       (343)
                                                                                  ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............................       (886)       486        256
Cash and cash equivalents at beginning of period................................      1,827      1,341      1,085
                                                                                  ---------  ---------  ---------
Cash and cash equivalents at end of period......................................  $     941  $   1,827  $   1,341
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

1.  DESCRIPTION OF BUSINESS
    InnoServ provides comprehensive asset management systems and services and multi-vendor maintenance and repair services for healthcare facilities, offers mobile computed tomography and cardiac catheterization units for lease and distributes radiology supplies and equipment on a nationwide basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of InnoServ and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. In April 1995, InnoServ changed its fiscal year end to April 30. Previously, InnoServ's fiscal year ended on the Friday nearest the end of April. As a result, the year ended April 30, 1995, consisted of 52 weeks and two days.

    Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the fiscal 1996 presentation.

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH EQUIVALENTS

    Cash equivalents include highly liquid investments with an original maturity of three months or less.

    RECEIVABLES

    Receivables are stated net of an allowance for doubtful accounts of $1,015,000 and $1,429,000 at April 30, 1996 and 1995, respectively.

    CONCENTRATIONS OF CREDIT RISK

    Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising InnoServ's customer base. InnoServ reviews a potential customer's credit history before extending credit. InnoServ establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

    INVENTORY

    Equipment held for resale, X-ray tubes, film and other radiological supplies are carried at the lower of cost or market value. Spare parts relating to maintenance services are carried at average cost and expensed when sold. Spare parts inventory is amortized over the estimated useful lives of the parts which range from seven to ten years. Spare parts inventory is stated at cost net of such accumulated amortization and allowances of $4,611,000 and $3,460,000 at April 30, 1996 and 1995,

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) respectively. The estimated useful lives and carrying value of spare parts inventory are evaluated based upon historical usage and the type and duration of the maintenance contracts in effect. Inventory at April 30, 1996 and 1995 consisted of the following (in thousands):

                                                                            APRIL 30,    APRIL 30,
                                                                              1996         1995
                                                                           -----------  -----------
Spare parts and supplies, net............................................   $   5,580    $   6,676
Inventory held for resale................................................       1,878        2,523
                                                                           -----------  -----------
                                                                            $   7,458    $   9,199
                                                                           -----------  -----------
                                                                           -----------  -----------

    EQUIPMENT

    Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to ten years. Maintenance and repairs are charged against income and betterments are capitalized. Equipment at April 30, 1996 and 1995 consisted of the following (in thousands):

                                                                       APRIL 30,   APRIL 30,
                                                                          1996        1995
                                                                       ----------  ----------
Cost.................................................................  $   28,090  $   29,219
Less accumulated depreciation........................................     (21,904)    (22,435)
                                                                       ----------  ----------
                                                                       $    6,186  $    6,784
                                                                       ----------  ----------
                                                                       ----------  ----------

    INCOME TAXES

    Deferred tax assets and liabilities are recognized for the anticipated future tax effects of differences between their carrying amounts for financial reporting purposes and the amounts used for income tax purposes. Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" was adopted as of May 1, 1993 (see Note 10).

    GOODWILL

    Cost of approximately $4,445,000 in excess of the net assets acquired in purchase transactions is being amortized using the straight-line method over periods ranging from 20 to 40 years. Related accumulated amortization at April 30, 1996 and 1995 was $901,000 and $747,000, respectively.

    OTHER ASSETS

    Other assets consist of the long-term portion of notes receivable.

    LONG-TERM ASSETS

    InnoServ evaluates the carrying value of long-term assets, including goodwill and other intangible assets, based upon future anticipated undiscounted cash flows and recognizes an impairment when it is probable that such estimated future cash flows will be less than the carrying value of the asset.

    REVENUES

    Generally, revenues are recognized when services are rendered or when parts, supplies and equipment are shipped. Revenues from the sale of major items of equipment are recognized when the customer accepts the equipment. Such acceptance is generally conditioned upon successful installation of the equipment on the customer's premises. Revenues under lease agreements are recognized ratably over the term of the lease.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Amounts invoiced in advance of the provision of service under maintenance contracts are not included in receivables if payment had not been received as of the balance sheet date. Such amounts are classified as deferred revenues if payment was received as of the balance sheet date.

    RESTRUCTURING

    Termination benefits provided to involuntarily terminated employees and costs directly associated with a plan to exit an activity (exit costs) are recognized as restructuring expense upon management's commitment to a formal plan of restructuring. Exit costs are those unrelated to the generation of revenues which will be incurred after the exit plan's commitment date, and either are incremental to the costs incurred prior to the commitment date or will be incurred under a contractual obligation that existed prior to the commitment date and will continue after the exit plan is completed with no economic benefit. Expenses that benefit on-going operations, but are necessary to accomplish the restructuring plan, are charged to expense when an obligation has been incurred.

    INTEREST EXPENSE (INCOME), NET

    Interest expense is net of interest income of $22,000, $99,000, and $53,000 for the years ended April 30, 1996, April 30, 1995 and April 29, 1994, respectively.

    STOCK BASED COMPENSATION

    InnoServ grants stock options for a fixed number of shares to employees with grant prices equal to the fair market value of the shares at the date of grant. The Financial Accounting Standards Board issued Statement of Financial
Accounting  Standard  No.  123  ("SFAS  123"),  "Accounting  and  Disclosure  of
Stock-Based Compensation," in October 1995. This standard is effective for InnoServ for its 1997 fiscal year and adoption of SFAS 123 will have no effect on the results of operations. InnoServ will continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, will recognize no compensation expense for the stock option grants.

    INCOME PER SHARE

    Income per share amounts are computed based upon the weighted average shares of common stock and common stock equivalents outstanding during each period. Outstanding stock options are included as common stock equivalents using the treasury stock method. If the computation of fully diluted income per share is anti-dilutive on net income, only primary income per share is presented.

3.  SUPPLEMENTAL CASH FLOW DISCLOSURE
    Interest and income taxes paid in the years ended April 30, 1996, April 30, 1995 and April 29, 1994 were as follows (in thousands):

                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
Interest..............................................................  $     209  $     225  $      53
Income taxes..........................................................  $      20  $      --  $      --

    In August 1994, InnoServ acquired (the "Acquisition") MEDIQ Equipment and Maintenance Services, Inc. ("MEMS"), a wholly-owned subsidiary of MEDIQ Incorporated ("MEDIQ"), in exchange for 2,006,438 shares of InnoServ's common stock and a warrant to purchase 325,000 shares of InnoServ's common stock. The fair value of net assets acquired in the Acquisition less liabilities assumed or incurred was $4,928,000. The appraised fair value of the common stock and the warrant issued by InnoServ in the Acquisition was $5,900,000 plus other costs associated with the Acquisition of $665,000. Cash acquired amounted to $173,000.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

4.  INDEBTEDNESS
    Indebtedness at April 30, 1996 and 1995 consisted of the following (in thousands):

                                                                           APRIL 30,   APRIL 30,
                                                                             1996        1995
                                                                          -----------  ---------
Bank term loan expiring January 30, 1999, prime rate plus 1% (9.25% at
 April 30, 1996), principal and interest payable quarterly, secured.....   $   1,375   $      --
Bank revolving line of credit expiring August 12, 1996, prime rate plus
 0.50% (8.75% at April 30, 1996), interest payable quarterly, secured...         256          --
Bank line of credit terminated January 1996, prime rate (9% at April 30,
 1995), interest payable monthly, unsecured.............................          --       2,905
9.56% capital lease, maturing December 1997, secured by equipment.......          83         126
10.90% capital lease, maturing September 1996, secured by equipment.....          36         114
12.05% capital lease, maturing May 1996, secured by equipment...........          22         258
                                                                          -----------  ---------
                                                                               1,772       3,403
Less amount classified as current.......................................        (862)     (3,262)
                                                                          -----------  ---------
Total long-term debt....................................................   $     910   $     141
                                                                          -----------  ---------
                                                                          -----------  ---------

    InnoServ entered into a loan agreement with a bank effective December 15, 1995 to borrow up to $3,000,000. The loan agreement contains a $1,500,000 term loan expiring January 30, 1999, and a $1,500,000 revolving line of credit for working capital expiring August 12, 1996, of which $1,244,000 was available at April 30, 1996. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. Interest is payable quarterly on all obligations under the loan agreement based on varying interest rates above the prime rate and the term loan requires quarterly principal payments of $125,000. The interest rate at April 30, 1996 on the term loan was 9.25 percent and was 8.75 percent on the revolving line of credit. The weighted average interest rate in effect on all short-term borrowings for the year ended April 30, 1996, was 8.80 percent. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. As a result of the net loss for the period, InnoServ failed to meet certain financial covenants required under the loan agreement as of April 30, 1996. InnoServ's bank waived these events of default through April 30, 1996 and have amended the financial covenants for the period subsequent to the default. Discussions with the bank and other financial institutions to extend or replace the line of credit are on-going.

    InnoServ terminated its former line of credit agreement with another bank in January 1996. The outstanding obligations of $2,000,000 were repaid principally from the proceeds of the $1,500,000 term loan.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

4.  INDEBTEDNESS (CONTINUED)
    Annual principal payments on long-term debt are required as follows (in thousands):

 YEAR
ENDING
- ------------------------------------------------------------------------------------
1997................................................................................  $     606
1998................................................................................        535
1999................................................................................        375
                                                                                      ---------
                                                                                      $   1,516
                                                                                      ---------
                                                                                      ---------

5.  STOCK OPTIONS
    InnoServ has incentive plans which provide for the granting of stock options to key employees to purchase common stock at a purchase price of not less than fair market value, as defined by such plans, on the date of the grant. In September 1988 InnoServ adopted a stock option plan for nonemployee directors to purchase common stock at a purchase price of not less than the fair market value, as defined by the plan, on the date of the grant. The options granted under the plans are exercisable in three equal installments and expire over periods ranging from five to ten years after the grant date. The changes in stock options outstanding for the years ended April 30, 1996, April 30, 1995 and April 29, 1994 were as follows:

                                                                    NUMBER     OPTION PRICE
                                                                  OF SHARES      PER SHARE
                                                                  ----------  ---------------
Outstanding at May 1, 1993......................................     380,236    $2.95 to 8.58
  Granted.......................................................      96,500     5.25 to 5.75
  Canceled......................................................     (28,864)    3.86 to 8.58
  Exercised.....................................................     (33,999)    3.18 to 3.98
                                                                  ----------  ---------------
Outstanding at April 29, 1994...................................     413,873    $2.95 to 8.58
  Granted.......................................................      68,000     4.00 to 4.50
  Canceled......................................................     (96,139)    3.18 to 7.73
  Exercised.....................................................     (57,900)    2.83 to 3.86
                                                                  ----------  ---------------
Outstanding at April 30, 1995...................................     327,834    $2.95 to 5.75
  Granted.......................................................     373,000     3.38 to 4.13
  Canceled......................................................    (266,934)    2.95 to 5.75
                                                                  ----------  ---------------
Outstanding at April 30, 1996...................................     433,900    $2.95 to 5.25
                                                                  ----------  ---------------
Options exercisable at April 30, 1996...........................      44,500    $2.95 to 5.25
                                                                  ----------  ---------------

    At April 30, 1996, there were 279,573 shares of common stock available for future grant.

6.  RETIREMENT PLAN
    InnoServ sponsors a voluntary retirement benefit plan (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code. The Plan is available to all employees of InnoServ who have completed three months of continuous service and are age twenty-one or older. Employee contributions are based on a percentage of pre-tax compensation as elected by the employee to a

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

6.  RETIREMENT PLAN (CONTINUED)
maximum of 15 percent. InnoServ contributes an amount equal to 25 percent of the employee's pre-tax contributions limited to a maximum matching of $500 annually. InnoServ's costs related to the Plan for the years ended April 30, 1996, April 30, 1995 and April 29, 1994 were $85,000, $117,000 and $50,000, respectively.

7.  RESTRUCTURING
    In the fourth quarter of fiscal 1996, InnoServ adopted a plan to reorganize its operations in order to strategically focus on its comprehensive asset management services business ("Asset Management"). As a result of this reorganization, InnoServ recorded restructuring charges in the fourth quarter of fiscal 1996 of $154,000 for employee termination benefits for 25 employees. As of April 30, 1996, $2,000 of this amount had been paid to one employee. The reorganization is expected to be completed by the end of the second quarter of fiscal 1997.

    In the third quarter of fiscal 1996, InnoServ relocated its headquarters from Corona, California to Arlington, Texas. As a result of the relocation, InnoServ recorded restructuring charges of $411,000 in the quarter of which $98,000 were included in cost of operations and $313,000 were included in selling and administrative expenses. The major components of these charges, the amounts paid to date, adjustments to the liability and the remaining payments at April 30, 1996 were as follows (in thousands):

                                                               AMOUNTS
                                                             PAID AS OF    ADJUSTMENTS
                                                   TOTAL      APRIL 30,      TO THE        PAYMENTS
                                                  CHARGES       1996        LIABILITY      REMAINING
                                                -----------  -----------  -------------  -------------
Employee termination benefits.................   $     115    $    (104)    $      --      $      11
Employee relocation...........................         169         (149)           (5)            15
Employee training.............................          67          (67)           --             --
Office equipment relocation...................          30          (30)           --             --
Facility closing costs........................          30           (7)          (23)            --
                                                     -----   -----------          ---            ---
                                                 $     411    $    (357)    $     (28)     $      26
                                                     -----   -----------          ---            ---
                                                     -----   -----------          ---            ---

    The termination benefits relate to 12 employees, all of whom were terminated as of April 30, 1996.

8.  ACQUISITION OF MEDIQ EQUIPMENT & MAINTENANCE SERVICES, INC.
    On August 3, 1994, InnoServ acquired MEMS, a wholly-owned subsidiary of MEDIQ, in exchange for 2,006,438 shares of InnoServ's common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share exercisable through August 3, 1998. An additional 20,000 shares of InnoServ's common stock were issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the Acquisition. The aggregate purchase price, including expenses of the Acquisition, was approximately $6,565,000. Following the Acquisition, InnoServ combined the operations of its R Squared subsidiary with those of MEMS and changed the name of R Squared to InnoServ Technologies Maintenance Services, Inc.

    Prior to the Acquisition, MEMS was a national independent service organization specializing in providing repair and maintenance services and sale of replacement parts for computed tomography ("CT") scanners, nuclear medicine equipment and magnetic resonance imaging ("MRI") systems to

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

8. ACQUISITION OF MEDIQ EQUIPMENT & MAINTENANCE SERVICES, INC. (CONTINUED) hospitals, outpatient imaging centers and physician groups. MEMS also offered a multi-vendor asset management program which provided comprehensive on-site management for the maintenance and repair of all diagnostic imaging equipment at hospitals. The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired based on their appraised fair values. The excess of the purchase price over the fair values of the net assets acquired was $1,637,000 and is being amortized on a straight-line basis over 20 years.

    The accounts of MEMS are included in InnoServ's consolidated financial statements and, accordingly, the Consolidated Statement of Operations for the year ended April 30, 1995 includes the operating results of MEMS beginning August 3, 1994. The following unaudited Pro Forma Consolidated Statements of Operations for fiscal 1995 and 1994 give effect to the Acquisition as if such transaction had occurred as of April 30, 1994 and May 1, 1993, respectively, and in the opinion of InnoServ include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented.

    The historical data of InnoServ included in the Pro Forma Consolidated Statements of Operations is for the periods presented. The historical data of MEMS included in the Pro Forma Consolidated Statements of Operations for the years ended April 30, 1995 and April 29, 1994 are for the three months ended August 2, 1994 and the year ended April 30, 1994, respectively.

    The Pro Forma Consolidated Statements of Operations for fiscal 1995 and 1994 are not necessarily indicative of the results of operations that actually would have taken place had the Acquisition been consummated as of the dates indicated, or that may be achieved in the future, and should be read in conjunction with the notes to such statements.

                                                    YEAR ENDED APRIL 30, 1995
                                          ---------------------------------------------
                                                                 PRO FORMA    PRO FORMA
                                          INNOSERV   MEMS (1)   ADJUSTMENTS     TOTAL
                                          --------   --------   -----------   ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)
Revenues................................  $ 46,366    $4,576     $     --      $50,942
Costs and expenses:
  Cost of operations....................    41,063     4,023         (606)(2)   44,480
  Depreciation and amortization.........     2,909       360         (201)(3)    3,068
  Selling and administrative............     7,627       494         (166)(4)    7,955
  Interest expense, net.................       171        54           --          225
                                          --------   --------   -----------   ---------
    Total costs and expenses............    51,770     4,931         (973)      55,728
Loss before income taxes................    (5,404)     (355)         973       (4,786)
Benefit for income taxes................    (1,774)     (101)         (39)(5)   (1,914)
                                          --------   --------   -----------   ---------
Net loss................................  $ (3,630)   $ (254)    $  1,012      $(2,872)
                                          --------   --------   -----------   ---------
                                          --------   --------   -----------   ---------
Net loss per share......................  $  (0.81)                            $ (0.57)
                                          --------                            ---------
                                          --------                            ---------

- ------------------------

    NOTES:

(1) Historical data of MEMS is for the three months ended August 2, 1994.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

8.  ACQUISITION OF MEDIQ EQUIPMENT & MAINTENANCE SERVICES, INC. (CONTINUED)
(2) Reflects the elimination of certain duplicate positions, reducing salaries and benefits included in cost of operations approximately $482,000 for the period. Amortization of the spare parts inventory over a seven year period, consistent with that of InnoServ, would reduce amortization expenses $495,000, annually, or $124,000 for the period presented.

(3) Depreciation and amortization expenses changed as a result of purchase accounting adjustments. Depreciating the new basis over a five year period would reduce such expenses $922,000, annually, or $230,000 for the period presented. Amortization of the additional goodwill and covenant not to compete would increase such expenses $117,000, annually, or $29,000 for the period presented.

(4) Reflects the elimination of certain duplicate positions, reducing salaries and benefits included in selling and administrative expenses approximately $166,000 for the period.

(5) The consolidated benefit for income taxes is calculated at 40%.

                                                    YEAR ENDED APRIL 30, 1994
                                          ---------------------------------------------
                                                                 PRO FORMA    PRO FORMA
                                          INNOSERV     MEMS     ADJUSTMENTS     TOTAL
                                          --------   --------   -----------   ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)
Revenues................................  $ 40,464   $ 18,359    $     --      $58,823
Costs and expenses:
  Cost of operations....................    31,426     15,022      (2,210)(1)   44,238
  Depreciation and amortization.........     1,843      1,445        (805)(2)    2,483
  Selling and administrative............     5,576      2,347        (525)(3)    7,398
  Interest expense (income), net........       (39)       239          --          200
                                          --------   --------   -----------   ---------
    Total costs and expenses............    38,806     19,053      (3,540)      54,319
Income (loss) before income taxes and
 cumulative effect of change in
 accounting.............................     1,658       (694)      3,540        4,504
Provision (benefit) for income taxes....       656       (230)      1,376(4)     1,802
                                          --------   --------   -----------   ---------
Income (loss) before cumulative effect
 of change in accounting................  $  1,002   $   (464)   $  2,164      $ 2,702
                                          --------   --------   -----------   ---------
                                          --------   --------   -----------   ---------
Income (loss) per share before
 cumulative effect of change in
 accounting.............................  $   0.32                             $  0.53
                                          --------                            ---------
                                          --------                            ---------

- ------------------------

    NOTES:

(1) Reflects the elimination of certain duplicate positions, reducing salaries and benefits included in cost of operations approximately $1,715,000 for the period. Amortization of the spare parts inventory over a seven year period, consistent with that of InnoServ, would reduce amortization expenses $495,000.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

8.  ACQUISITION OF MEDIQ EQUIPMENT & MAINTENANCE SERVICES, INC. (CONTINUED)
(2) Depreciation and amortization expenses changed as a result of purchase accounting adjustments. Depreciating the new basis over a five year period would reduce such expenses $922,000. Amortization of the additional goodwill and covenant not to compete would increase such expenses $117,000.

(3) Reflects the elimination of certain duplicate positions, reducing salaries and benefits included in selling and administrative expenses approximately $525,000 for the period.

(4) The consolidated provision for income taxes is calculated at 40%.

9.  SPECIAL CHARGES
    InnoServ's management team, under the direction of its new Chief Executive Officer who was hired in the third quarter of fiscal 1996, have undertaken a detailed assessment of InnoServ's internal operations, customers, competition, and InnoServ's positioning within its marketplace. This assessment led to a strategic focus which emphasizes Asset Management. In support of this strategy, InnoServ adopted a plan to reorganize its operations and evaluated the realization of its assets. The financial impact of these actions is included in the special charges of approximately $2,267,000 recorded in the fourth quarter of fiscal 1996. These charges were classified as cost of operations and consisted of the following (in thousands):

                                                                                        1996
                                                                                      ---------
Inventory:
  Writedown for impairment of inventory (1).........................................  $   1,003
  Writedown of equipment held for resale (2)........................................        292
  Writedown for physical inventory of spare parts...................................        192
  Other.............................................................................        149
                                                                                      ---------
                                                                                          1,636
Capitalized development costs expensed (3)..........................................        394
Severance arrangements (4)..........................................................        154
Equipment accumulated depreciation (5)..............................................         83
                                                                                      ---------
                                                                                      $   2,267
                                                                                      ---------
                                                                                      ---------

- ------------------------

    NOTES:

(1) Represents the unamortized balance of spare parts inventory no longer required to support InnoServ's on-going business.

(2) Certain CT scanners and other equipment held for resale were written down to their estimated market value.

(3) Engineering development costs of certain diagnostic software which were previously capitalized have been charged to expense.

(4) Relates to severance amounts estimated to be paid to employees as a result of InnoServ's plan to reorganize its operations to strategically focus on its Asset Management business (See Note 7).

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

9.  SPECIAL CHARGES (CONTINUED)
(5) Represents accelerated depreciation as a result of lowering the estimated useful lives of certain equipment.

    Fiscal 1995 results included special charges of approximately $2,961,000 which were classified as follows (in thousands):

                                                                                        1995
                                                                                      ---------
Charges included in cost of operations:
  Writedown of consumable inventory (1).............................................  $     671
  Writedown for impairment of inventory (2).........................................        426
  Writedown for impairment of MRI equipment and related leasehold
   improvements (3).................................................................        948
  Severance arrangements (3)........................................................        385
  Closure of California repair operations (3).......................................        179
                                                                                      ---------
                                                                                          2,609
Charges included in selling and administrative expenses:
  Severance arrangements (4)........................................................        280
  Other.............................................................................         72
                                                                                      ---------
                                                                                            352
                                                                                      ---------
                                                                                      $   2,961
                                                                                      ---------
                                                                                      ---------

- ------------------------

    NOTES:

(1) In the fourth quarter of fiscal 1995, InnoServ elected to simplify its accounting by expensing all items of consumable inventory individually costing less than $100.

(2) Relates primarily to spare parts held for the repair of certain models of CT scanners under maintenance agreements which had become a minor part of InnoServ's future revenues.

(3) In the fourth quarter of fiscal 1995, InnoServ made a decision to move its spare parts repair operation located in Corona, California to Arlington, Texas.

(4) Relates primarily to severance amounts payable to InnoServ's former President and Chief Executive Officer as a result of his separation from the employment of InnoServ on March 13, 1995.

10. INCOME TAXES
    Effective May 1, 1993, InnoServ changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("SFAS 109"). As permitted under the standard, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109 as of May 1, 1993 was to increase net income in that year by $505,000.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

10. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes for the years ended April 30, 1996, April 30, 1995 and April 29, 1994 consisted of the following (in thousands):

                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Current:
  Federal.......................................................  $    (868) $      --  $     341
  State.........................................................         --         65         98
                                                                  ---------  ---------  ---------
                                                                       (868)        65        439
Deferred:
  Federal.......................................................      2,983     (1,597)       187
  State.........................................................        364       (242)        30
                                                                  ---------  ---------  ---------
                                                                      3,347     (1,839)       217
                                                                  ---------  ---------  ---------
                                                                  $   2,479  $  (1,774) $     656
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset at April 30, 1996 and 1995 were as follows (in thousands):

                                                                         APRIL 30,  APRIL 30,
                                                                           1996       1995
                                                                         ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards.....................................  $   2,429  $   1,713
  Tax credits..........................................................      1,400        566
  Accrued expenses.....................................................        428        960
  Allowance for doubtful accounts......................................        383        537
  Inventory............................................................        361      1,074
  Deferred compensation................................................        311        135
  Other................................................................         29         18
                                                                         ---------  ---------
    Gross deferred tax asset...........................................      5,341      5,003
  Valuation allowance for deferred tax asset...........................     (5,031)    (1,214)
                                                                         ---------  ---------
    Total deferred tax asset...........................................        310      3,789
Deferred tax liabilities:
  Equipment............................................................       (310)      (442)
                                                                         ---------  ---------
    Net deferred tax asset.............................................  $      --  $   3,347
                                                                         ---------  ---------
                                                                         ---------  ---------
Classified as:
  Net current asset....................................................  $      --  $   1,192
  Net noncurrent asset.................................................         --      2,155
                                                                         ---------  ---------
    Net deferred tax asset.............................................  $      --  $   3,347
                                                                         ---------  ---------
                                                                         ---------  ---------

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

10. INCOME TAXES (CONTINUED)
    In accordance with SFAS 109, InnoServ recorded a tax provision in fiscal 1996 of $2,479,000 as a valuation allowance to reduce its net deferred tax asset potentially available to InnoServ to the amount that is "more likely than not to be realized." The ultimate realization of the deferred tax assets depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the deferred tax assets will be substantially realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the stringent criteria for recognition under SFAS 109.

    The net change in the valuation allowance from fiscal 1995 was $3,817,000. Approximately $1,214,000 of the recorded valuation allowance of $5,031,000 relates to deferred tax assets resulting from the acquisition of MEMS (see Note
8). To the extent realized, any tax benefit related to the valuation allowance arising from the Acquisition will be applied to reduce costs in excess of net assets acquired.

    The following is a reconciliation of income tax computed at the U.S. federal statutory tax rates to the rates utilized to compute the provision (benefit) for income taxes for the years ended April 30, 1996, April 30, 1995 and April 29, 1994:

                                                                   1996         1995         1994
                                                                -----------  -----------  -----------
Tax at U.S. statutory rates...................................      (34.0)%      (34.0)%       34.0%
State income taxes net of federal tax benefit.................       (3.8)        (3.9)         5.2
Losses with no tax benefit....................................       31.4          2.4          0.4
Valuation allowance...........................................       57.2           --           --
Other.........................................................        1.8          2.7           --
                                                                    -----        -----        -----
                                                                     52.6%       (32.8)%       39.6%
                                                                    -----        -----        -----
                                                                    -----        -----        -----

    For federal income tax purposes, InnoServ has approximately $1,200,000 of investment tax credit carryforwards which expire between 2000 through 2002. InnoServ also has an alternative minimum tax credit carryforward of approximately $200,000 for federal income tax purposes. InnoServ has net operating loss carryforwards for federal income tax purposes of $6,320,000 for the year ended April 30, 1996 which will expire in 2011.

11. DISCONTINUED OPERATIONS
    In October 1994, InnoServ announced the adoption by InnoServ's Board of Directors of a plan to dispose of the operations of Advanced Imaging Technologies, Inc. ("AIT"). Thereafter, InnoServ actively marketed AIT but was unable to locate a buyer. At April 30, 1995, AIT was classified as a discontinued operation in InnoServ's financial statements. Concurrent with the election to dispose of AIT, InnoServ made certain changes in the operations of AIT including closing certain offices and warehouse facilities, reducing personnel approximately 50 percent, and raising the price of X-ray film sold to customers, all of which resulted in improved profitability. Additionally, as InnoServ's Asset Management service program continues to grow, AIT's capability to repair and maintain a variety of X-ray film processors, which are serviced under the Asset Management program, enables AIT to play a strategic role in support of such growth. In the first quarter of fiscal 1996, as a result of both improved profitability and the strategic capabilities of AIT, InnoServ's Board of Directors elected not to dispose of AIT. Accordingly, InnoServ's financial statements included herein have been reclassified to reflect AIT as a continuing operation.

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

11. DISCONTINUED OPERATIONS (CONTINUED)
    The summarized results of operations of AIT for the years ended April 30, 1995 and April 29, 1994 were (in thousands):

                                                                  1995       1994
                                                                ---------  ---------
Revenues......................................................  $   8,172  $  10,082
Loss before income taxes......................................       (401)      (130)
Benefit for income taxes......................................       (141)       (52)
                                                                ---------  ---------
  Net loss....................................................  $    (260) $     (78)
                                                                ---------  ---------
                                                                ---------  ---------

    The net assets of AIT as of April 30, 1995 were (in thousands):

                                                                             APRIL 30,
                                                                               1995
                                                                            -----------
Current assets............................................................   $   1,544
Current liabilities.......................................................        (527)
Equipment (net)...........................................................         114
                                                                            -----------
  Total net assets........................................................   $   1,131
                                                                            -----------
                                                                            -----------

    A loss on the disposition of AIT was not expected and, therefore, no loss provision was recorded.

12. CAPITAL AND OPERATING LEASES
    InnoServ acquired certain equipment leases with third parties associated with the Acquisition. InnoServ also leases real properties under operating leases expiring on various dates through September 2001. Some of the leases contain renewal options. All real property leases require the payment by InnoServ of property taxes, maintenance, insurance and other incidental expenses. Rent expense for the years ended April 30, 1996, April 30, 1995 and April 29, 1994 was approximately $779,000, $834,000 and $552,000, respectively.

    Future minimum rental payments, including interest thereon, under these capital and noncancelable operating leases with third parties at April 30, 1996 were as follows (in thousands):

YEAR                                                     CAPITAL     OPERATING
ENDING                                                   LEASES       LEASES       TOTAL
- -----------------------------------------------------  -----------  -----------  ---------
1997.................................................   $     114    $     656   $     770
1998.................................................          37          609         646
1999.................................................          --          571         571
2000.................................................          --          528         528
2001 and thereafter..................................          --          748         748
                                                            -----   -----------  ---------
                                                        $     151    $   3,112   $   3,263
                                                            -----   -----------  ---------
                                                            -----   -----------  ---------

                          INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 APRIL 30, 1996

12. CAPITAL AND OPERATING LEASES (CONTINUED)
    Equipment includes the following assets held under capital leases at April 30, 1996 and 1995 (in thousands):

                                                                  APRIL 30,    APRIL 30,
                                                                    1996         1995
                                                                 -----------  -----------
Cost...........................................................   $     414    $     483
Less accumulated depreciation..................................        (378)        (177)
                                                                 -----------  -----------
                                                                  $      36    $     306
                                                                 -----------  -----------
                                                                 -----------  -----------

13. COMMITMENTS AND CONTINGENCIES
    InnoServ is involved in various legal actions, claims and proceedings of a nature considered normal to the conduct of its business. InnoServ believes, after reviewing such matters and consulting with counsel, that any liability which may ultimately be incurred with respect to these matters is not expected to have a material effect on either InnoServ's financial condition or results of operations.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    Unaudited summarized financial data by quarter for the years ended April 30, 1996 and 1995 were as follows (in thousands, except per share amounts):

                                                                       FIRST     SECOND      THIRD     FOURTH
1996                                                                  QUARTER    QUARTER    QUARTER    QUARTER
- -------------------------------------------------------------------  ---------  ---------  ---------  ---------
Revenues...........................................................  $  11,968  $  11,898  $  11,062  $  10,799
Operating profit (loss)............................................      2,502      2,651      1,799     (1,037)
Income (loss) before income taxes..................................       (188)       308       (902)    (3,928)
Net income (loss)..................................................       (113)       185       (540)    (6,721)
Net income (loss) per share........................................      (0.02)      0.04      (0.11)     (1.33)
Cash dividends per share...........................................  $      --  $      --  $      --  $      --
Weighted average shares outstanding................................      5,039      5,036      5,037      5,036

1995
- -------------------------------------------------------------------
Revenues...........................................................  $   8,662  $  13,395  $  12,343  $  11,966
Operating profit (loss)............................................        940      1,902      2,768       (307)
Income (loss) before income taxes..................................     (1,033)      (880)       199     (3,690)
Net income (loss)..................................................       (620)      (528)       121     (2,603)
Net income (loss) per share........................................      (0.20)     (0.10)      0.02      (0.52)
Cash dividends per share...........................................  $    0.04  $    0.15  $    0.04  $      --
Weighted average shares outstanding................................      3,041      5,148      5,058      5,059

    Income (loss) before income taxes in  the fourth quarter of fiscal 1996  and
1995   included   special   charges  aggregating   $2,267,000   and  $2,961,000,
respectively, as described in Note 9.

                          INNOSERV TECHNOLOGIES, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               BALANCE AT                              BALANCE AT
                                                              BEGINNING OF   CHARGED TO   DEDUCTIONS/    END OF
DESCRIPTION                                                      PERIOD         COST      WRITE OFFS     PERIOD
- ------------------------------------------------------------  ------------  ------------  -----------  -----------
Allowance for
 Doubtful Accounts
April 29, 1994..............................................   $    1,070   $     372      $    (600)   $     842
April 30, 1995..............................................          842         961(1)        (374)       1,429
April 30, 1996..............................................   $    1,429   $     (89)     $    (325)   $   1,015

Allowance for
 Inventory Amortization
April 29, 1994..............................................   $    4,030   $     365      $     (19)   $   4,376
April 30, 1995..............................................        4,376         584         (1,500)       3,460
April 30, 1996..............................................   $    3,460   $   1,299      $    (148)   $   4,611

- ------------------------
(1) Includes an additional allowance of $539,000 from the MEMS Acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item will be included in the registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for September 17, 1996, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item will be included in the registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for September 17, 1996, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item will be included in the registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for September 17, 1996, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item will be included in the registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for September 17, 1996, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

    (a) Financial Statements and Financial Statement Schedule:

    The financial statements and schedule listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" included in Item 8 of
Part II of this report, commencing at page 10, are filed as part of this report.

    (b) Reports on Form 8-K:

    During the three months ended April 30, 1996, no reports were filed by Registrant on Form 8-K.

    (c) Exhibits:

    The information required by this portion of Item 14 is set forth in the Index to Exhibits beginning on page 33.

                               POWER OF ATTORNEY

    The Registrant and each person whose signature appears below hereby appoints each of Michael G. Puls and Thomas E. Hoefert as attorney-in-fact, each with full power to act alone, to execute in the name and on behalf of the Registrant and any such person, individually and in each capacity stated below, one or more amendments to this report, which amendments may make such changes in this report as any of said attorneys-in-fact deems appropriate, and to file each such amendment to this report together with all exhibits thereto and any and all documents in connection therewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INNOSERV TECHNOLOGIES, INC.
                                                       (Registrant)

Date: July 25, 1996                       By:         /s/ THOMAS HOEFERT

                                             -----------------------------------
                                                      Thomas E. Hoefert
                                                     VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURES                         TITLE                  DATE
- -----------------------------------  -------------------------  ----------------
         /s/ DUDLEY RAUCH
- -----------------------------------  Chairman of the Board of    July 25, 1996
          Dudley A. Rauch             Directors

         /s/ SAMUEL SALEN            Vice Chairman and
- -----------------------------------   Secretary of the Board     July 25, 1996
        Samuel Salen, M.D.            of Directors

        /s/ MICHAEL G. PULS          President and Chief
- -----------------------------------   Executive Officer,         July 25, 1996
          Michael G. Puls             Director

        /s/ THOMAS HOEFERT
- -----------------------------------  Vice President and Chief    July 25, 1996
         Thomas E. Hoefert            Financial Officer

        /s/ BERNARD KORMAN
- -----------------------------------  Director                    July 25, 1996
         Bernard J. Korman

       /s/ MICHAEL M. SACHS
- -----------------------------------  Director                    July 25, 1996
         Michael M. Sachs

        /s/ MICHAEL SANDLER
- -----------------------------------  Director                    July 25, 1996
        Michael F. Sandler

       /s/ DAVID A. WEGMANN
- -----------------------------------  Director                    July 25, 1996
         David A. Wegmann

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                            DESCRIPTION OF EXHIBIT
- -----------  ---------------------------------------------------------------------------------------------------
       2.1   Agreement of Merger and Plan of Reorganization dated May 18, 1994, among Registrant, MMI
              Acquisition Subsidiary, Inc., MEDIQ Incorporated and MEDIQ Equipment and Maintenance Services,
              Inc. (6).
       3.1   Articles of Incorporation of the Registrant, as amended prior to September 14, 1988 (1).
       3.2   Certificate of Amendment of Articles of Incorporation of the Registrant dated September 14, 1988
              (4).
       3.3   Certificate of Amendment of Articles of Incorporation of the Registrant dated September 26, 1995.
       3.4   Certificate of Determination of Preferences of Series A Preferred Stock of the Registrant (1).
       3.5   Certificate of Amendment to Certificate of Determination of Preferences (4).
       3.6   Bylaws of the Registrant, as amended (1).
       4.1   Registration Agreement dated as of April 29, 1983 by and among the Registrant and certain investors
              (1).
       9.1   Voting Agreement dated as of April 29, 1983 between Dudley A. Rauch and certain investors (1).
      10.1   1982 Incentive Stock Option Plan (1).
      10.2   Service agreement with Drs. Moehring, Salen & Botvin, a medical corporation (1).
      10.3   Program License Agreements for Diagnostic Software Package dated as of September 5, 1981, February
              12, 1982, April 8, 1982, August 19, 1982, October 25, 1982, February 3, 1983, April 16, 1983, June
              16, 1983, August 8, 1983, September 23, 1983, December 21, 1983, April 16, 1984 and May 16, 1984
              by and between General Electric Company and the Registrant (1).
      10.4   Amended and Restated Credit Agreement dated as of March 31, 1993 by and between Bank of America and the Registrant and related Exhibits (5).
      10.5   Employee Stock Purchase Plan (2).
      10.6   Stock Purchase Agreement dated as of July 17, 1985 among Registrant and the shareholders of R
              Squared Scan Systems, Inc. (2).
      10.7   1988 Nonemployee Director Stock Plan (3).
      10.8   Form of Agreement of Indemnification between Registrant and Alan Margulis, Donald Moehring, M.D.,
              Dudley A. Rauch, Michael Sachs, Samuel Salen, M.D., and David Wegmann as Directors and Ian
              MacSween, Alan D. Margulis, Christopher J. Purcell and Dudley A. Rauch as officers (4).
      10.9   Employment Agreement and Amendment between Registrant and Alan Margulis (5).
      10.10  Form of Warrant Agreement between Registrant and MEDIQ Incorporated (6).
      10.11  Form of Noncompetition Agreement by and between Registrant, MEDIQ Equipment and Maintenance
              Services, Inc. and MEDIQ Incorporated (6).
      10.12  Form of Standstill Agreement of Registrant (6).
      10.13  Employment Agreement between MEDIQ Equipment and Maintenance Services, Inc. and J. Thomas Owings
              and Registrant (6).
      10.14  Form of Voting Agreement of MEDIQ Incorporated and certain shareholders of Registrant (6).

  EXHIBIT
    NO.                                            DESCRIPTION OF EXHIBIT
- -----------  ---------------------------------------------------------------------------------------------------
      10.15  Form of Piggy-back Registration Rights Agreement by and between MEDIQ Incorporated and Registrant
              (6).
      10.16  Separation Agreement dated March 13, 1995 between Alan D. Margulis and Registrant (7).
      10.17  Amendment No. 5 to Business Loan Agreement dated as of September 20, 1995 by and between Registrant and Bank of America National Trust and Savings Association (8).
      10.18  Security Agreement dated as of September 20, 1995 by and between Registrant and Bank of America
              National Trust and Savings Association (8).
      10.19  Loan Agreement dated as of December 15, 1995 by and between Registrant and Overton Bank & Trust,
              N.A. (9).
      10.20  Term Loan Agreement dated as of January 12, 1996 in the principal amount of $1,500,000 payable by
              Registrant to Overton Bank & Trust, N.A. (9).
      10.21  Security Agreement dated as of January 12, 1996 by and between Registrant and Overton Bank & Trust,
              N.A. (9).
      10.22  Revolving Credit Agreement dated as of January 12, 1996 in the principal amount of $1,500,000 payable by Registrant to Overton Bank & Trust, N.A. (9).
      10.23  Security Agreement dated as of January 12, 1996 by and between Registrant and Overton Bank & Trust,
              N.A. (9).
      10.24  Letter Agreement dated July 25, 1996 amending the Loan Agreement dated as of December 15, 1995 by and between Registrant and Overton Bank & Trust, N.A.
      10.25  Letter Agreement of Employment dated December 8, 1995 between Registrant and Michael G. Puls.
      10.26  Letter Agreement of Employment dated January 3, 1996 between Registrant and Thomas E. Hoefert.
      10.27  Indemnity Agreement dated as of January 25, 1996 by and between Registrant and Michael G. Puls (9).
      10.28  Indemnity Agreement dated as of January 25, 1996 by and between Registrant and Thomas E. Hoefert
              (9).
      11.1   Computation of Per Share Earnings.
      21     Subsidiaries.
      23.1   Consent of Ernst & Young LLP.
      27.1   Financial Data Schedule.

- ------------------------
(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-91168) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 2, 1986.

(3) Previously filed as an exhibit to the Registrant's Proxy materials dated August 22, 1988.

(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 28, 1989.

(5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1993.

(6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 29, 1994.

(7) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1995.

(8) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1995.

(9) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1996.