Form 10-Q
period 1996-07-31
INNOSERV TECHNOLOGIES INC
filed 1996-09-16
CIK 746072

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JULY 31, 1996


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
       For the transition period from  ___________  to  ___________





                         COMMISSION FILE NUMBER  0-13608


                           INNOSERV TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)





               CALIFORNIA                                        95-3619990
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)




     320 WESTWAY, SUITE 530, ARLINGTON, TEXAS                      76018
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


     At September 13, 1996, the Registrant had outstanding 5,035,833 shares of its common stock, $.01 par value.

                           INNOSERV TECHNOLOGIES, INC.
                                    FORM 10-Q
                                  JULY 31, 1996




                                TABLE OF CONTENTS






                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements



          Consolidated Balance Sheets as of July 31, 1996, and
               April 30, 1996                                              3

          Consolidated Statements of Operations for the three months
               ended July 31, 1996 and 1995                                4

          Consolidated Statements of Cash Flows for the three months
               ended July 31, 1996 and 1995                                5


          Notes to Consolidated Financial Statements                       6


     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9


PART II - OTHER INFORMATION

     Item 2.  Changes in Securities                                        12

     Item 6.  Exhibits and Report on Form 8-K                              12

SIGNATURES                                                                 13

INDEX TO EXHIBITS                                                          14

                           INNOSERV TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                     July 31,
                                                      1996         April 30,
                                                   (Unaudited)       1996
                                                   ----------     ----------
ASSETS
Current assets
  Cash and cash equivalents                        $   1,042      $     941
  Receivables                                          5,466          5,238
  Inventory:
     Spare parts and supplies, net                     5,453          5,580
     Inventory held for sale                           1,180          1,878
  Prepaid expenses                                       302            350
                                                   ----------     ----------
  Total current assets                                13,443         13,987

Equipment, net                                         5,797          6,186
Goodwill, net                                          3,505          3,544
Other assets                                             148            123
                                                   ----------     ----------
                                                   $  22,893      $  23,840
                                                   ----------     ----------
                                                   ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                  $   1,591      $     862
  Accounts payable                                     4,536          4,613
  Accrued liabilities                                  2,761          3,090
  Deferred revenues                                    3,896          4,399
                                                   ----------     ----------
  Total current liabilities                           12,784         12,964


Long-term debt                                           770            910

Shareholders' equity
  Preferred stock, $.01 par value:  5,000,000
    shares authorized; no shares issued                   --           --
  Common stock, $.01 par value:  10,000,000
    shares authorized; 5,035,833 issued                   51             51
  Paid-in capital                                     17,303         17,303
  Accumulated deficit                                 (8,015)        (7,388)
                                                   ----------     ----------
  Total shareholders' equity                           9,339          9,966
                                                   ----------     ----------
                                                   $  22,893      $  23,840
                                                   ----------     ----------
                                                   ----------     ----------


The accompanying notes are an integral part of these financial statements.

                           INNOSERV TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                       Three Months Ended
                                                            July 31,
                                                  --------------------------
                                                       1996           1995
                                                  -----------     ----------
Revenues                                          $   11,788      $  11,968

Costs and expenses:
  Cost of operations                                  10,023          9,466
  Depreciation and amortization                          511            485
  Selling and administrative                           1,854          2,156
  Interest expense, net                                   27             49
                                                   ----------     ----------

Total costs and expenses                              12,415         12,156
                                                   ----------     ----------


Loss before income taxes                                (627)          (188)

Benefit for income taxes                                  --            (75)
                                                   ----------     ----------

Net loss                                           $    (627)     $    (113)
                                                   ----------     ----------
                                                   ----------     ----------


Per share information:
  Net loss                                         $    (.12)     $    (.02)
                                                   ----------     ----------
                                                   ----------     ----------

Weighted average shares outstanding                    5,036          5,039
                                                   ----------     ----------
                                                   ----------     ----------



The accompanying notes are an integral part of these financial statements.

                           INNOSERV TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                        Three Months Ended
                                                             July 31,
                                                    ------------------------
                                                       1996           1995
                                                    ---------      ---------
Cash flows from:
Operations -
Net loss                                            $   (627)      $   (113)
Adjustments to reconcile net loss to net
 cash flows from operations:
   Depreciation and amortization                         511            485
   Gain on disposal of equipment                          --           (100)
   Deferred income taxes                                  --            (19)
   Changes in assets and liabilities:
     Receivables                                        (228)           839
     Inventory                                           825           (778)
     Prepaid expenses                                     48           (309)
     Accounts payable                                    (77)         1,102
     Accrued liabilities                                (329)          (114)
     Other assets                                        (25)          (177)
     Deferred revenues                                  (503)           214
                                                    ---------      ---------

Net cash provided by (used for) operations              (405)         1,030

Investments and acquisitions -
   Sale of equipment                                      --            180
   Purchase of equipment                                 (83)          (321)
                                                    ---------      ---------
Net cash used for investments and acquisitions           (83)          (141)

Financing activities -
   Borrowings from line of credit                        776            --
   Principal payments of long-term debt                 (187)        (1,794)
                                                    ---------      ---------
Net cash provided by (used for) financing activities     589         (1,794)
                                                    ---------      ---------


Net increase (decrease) in cash and cash equivalents     101           (905)

Cash and cash equivalents at beginning of period         941          1,827
                                                    ---------      ---------

Cash and cash equivalents at end of period          $  1,042       $    922
                                                    ---------      ---------
                                                    ---------      ---------



The accompanying notes are an integral part of these financial statements.

                           INNOSERV TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1996
                                   (UNAUDITED)


1.   GENERAL

     The consolidated financial statements included herein have been prepared by InnoServ Technologies, Inc. ("InnoServ") without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended July 31, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of InnoServ and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation, however, InnoServ believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with InnoServ's annual report on Form 10-K for the fiscal year ended April 30, 1996, filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 1996, are not necessarily indicative of the results that may be expected for the year ending April 30, 1997.


2.   INTEREST EXPENSE, NET

     Interest expense is net of interest income of $15,000 for the period ended July 31, 1996. No interest income was recognized for the period ended July 31, 1995.


3.   SUPPLEMENTAL CASH FLOW DISCLOSURE


     Interest and income taxes paid in the three months ended July 31, 1996 and 1995 were as follows:

                                                       Three Months Ended
                                                            July 31,
                                                   ------------------------
                                                      1996           1995
                                                   ---------      ---------

       Interest                                    $  36,000       $ 61,000
       Income taxes                                $  13,000       $  8,000

                           INNOSERV TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1996
                                   (UNAUDITED)


4.   LONG-TERM DEBT

     InnoServ has a loan agreement with a bank to borrow up to $3,000,000. The loan agreement contains a $1,500,000 term loan expiring January 30, 1999, and a $1,500,000 revolving line of credit for working capital, against which InnoServ had outstanding borrowings of $1,250,000 and $1,032,000, respectively, at July 31, 1996. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. Interest is payable quarterly on all obligations under the loan agreement based on varying interest rates above the prime rate and the term loan requires quarterly principal payments of $125,000. The interest rate at July 31, 1996, on the term loan was 9.25 percent and was 8.75 percent on the revolving line of credit. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends, with which InnoServ was in compliance at July 31, 1996.

     Subsequent to July 31, 1996, the expiration date of the revolving line of credit was extended from August 12, 1996, to October 12, 1996, and the limit of the line of credit was reduced to $500,000, the amount outstanding at August 12, 1996. InnoServ has completed negotiations with another financial institution as to the terms of secured financing to replace the bank loan agreement and is in the process of preparing the loan documentation. InnoServ believes the new agreement will be completed prior to the October 12, 1996, expiration date of the bank line of credit.


5.   RESTRUCTURING

     In the fourth quarter of fiscal 1996, InnoServ adopted a plan to reorganize its operations in order to strategically focus on its comprehensive asset management services business ("Asset Management"). As a result of this reorganization, InnoServ recorded restructuring charges in the fourth quarter of fiscal 1996 of $154,000 for employee termination benefits for 25 employees. As of July 31, 1996, $56,000 of this amount had been paid to 15 employees. The reorganization is expected to be completed by the end of the third quarter of fiscal 1997.

                           INNOSERV TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1996
                                   (UNAUDITED)


       In the third quarter of fiscal 1996, InnoServ relocated its headquarters from Corona, California to Arlington, Texas and recorded restructuring charges of $411,000. The major components of these charges, the amount paid to date, adjustments to the liability and the remaining payments at July 31, 1996 were as follows (in thousands):


                                                Amounts
                                              Paid as of  Adjustments
                                      Total     July 31,    to the     Payments
                                     Charges     1996      Liability  Remaining
                                   ---------    --------    --------  ---------


     Employee termination benefits  $  115      $ (115)    $   --      $   --
     Employee relocation               169        (162)        (5)          2
     Employee training                  67         (67)        --          --
     Office equipment relocation        30         (30)        --          --
     Facility closing costs             30          (7)       (23)         --
                                    -------     -------    -------      -----
                                    $  411      $ (381)    $  (28)      $   2
                                    -------     -------    -------      -----
                                    -------     -------    -------      -----

     The termination benefits relate to 12 employees, all of whom were terminated as of July 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER FISCAL 1996

     Consolidated revenues for the first quarter of fiscal 1997 were $11,788,000 as compared to $11,968,000 in the same period of fiscal 1997, a decline of $180,000, or 1.5 percent. Revenues from computerized tomography ("CT") maintenance service agreements decreased approximately $1,900,000 primarily as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers and InnoServ's decision to not renew certain CT maintenance agreements in unprofitable locations. Revenues from InnoServ's diagnostic mobile imaging operations were approximately $230,000 lower than the revenues in the same period in fiscal 1996 as InnoServ discontinued its shared services program at the end of the first quarter of fiscal 1996. Offsetting these declines, revenues from Asset Management and multi-vendor services increased approximately $1,800,000 as InnoServ continues to focus on the growing market for these type services and revenues from equipment and part sales increased approximately $250,000.

     Cost of operations increased $557,000 from the same period in the prior fiscal year. This increase was a result of costs required to provide services for Asset Management agreements, while InnoServ was not able to reduce its costs to service CT maintenance agreements proportionately due to certain fixed support costs and the need to retain field service technicians in certain locations despite a declining revenue base in that location. Selling and administrative expenses decreased $302,000, or 14 percent, from the prior year primarily as a result of savings from the consolidation of InnoServ's administrative functions and lower bad debt and selling expenses. Depreciation and amortization expenses did not change significantly quarter to quarter.

     The loss before income taxes for the first quarter of fiscal 1997 was $627,000 as compared to a $188,000 loss in the first quarter of fiscal 1996. This additional loss was primarily the result of unfavorable operating margins associated with InnoServ's maintenance business. Because InnoServ employs field service engineers over a wide geographic area, the current level of revenues are not sufficient in certain locations to cover the direct and indirect costs of providing maintenance and repair services. InnoServ is implementing plans to reorganize its service operations to more cost effectively provide the services required by its customers and to discontinue service in selected locations upon the expiration of the existing maintenance agreements in those locations. InnoServ believes these actions, coupled with strategic changes it is making in the operations of the CT and Asset Management business, will improve InnoServ's operations. However, InnoServ may not realize the full financial impact of these actions until the latter part of fiscal 1997.

     InnoServ did not recognize a tax benefit from the operating loss for the first quarter of fiscal 1997. Under Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes," net operating losses enter into the calculation of deferred tax assets and liabilities. At July 31, 1996, InnoServ had a net deferred tax asset, primarily as a result of net operating losses. In accordance with SFAS 109, InnoServ recorded a valuation allowance for the full amount of the deferred tax asset. The ultimate realization of the deferred tax asset depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the deferred tax asset will be substantially realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS 109. At July 31, 1995, the effective tax rate was estimated to be 40 percent and a corresponding benefit for taxes was recorded on the operating losses for the three months ended July 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1996, InnoServ had working capital of $659,000, of which $1,042,000 was in cash and cash equivalents. Operations used $405,000 of cash for the three month period ended July 31, 1996, primarily as a result of the operating losses for the period, a reduction in deferred revenues as services were provided in the period for which payment had been received in a prior period, and the payment of annual bonuses and commissions. These uses of cash were offset by a reduction in CT tube inventory as a result of lower requirements for inventory due to the declining number of CT maintenance service agreements in effect and management controls on purchases, and the sale of refurbished CT and magnetic resonance imaging scanners. The funds used for operations were financed by additional borrowings against InnoServ's revolving line of credit.

     InnoServ's allowance for doubtful accounts at July 31, 1996, was $1,022,000, or 16 percent of gross accounts receivable. InnoServ's customers include hospitals, physician practices, outpatient clinics and entrepreneurial operations. Some of these customers are thinly capitalized, operate on small margins and experience cash flow difficulties due to the lengthy time required to receive reimbursements from Medicare and insurance companies. The changes occurring in the healthcare industry, primarily the move to managed care, has weakened healthcare providers' ability to honor their debts and have forced some of the providers out of business. As a result of these factors, InnoServ has experienced difficulty in collecting on its accounts receivable.

     InnoServ has a loan agreement with a bank to borrow up to $3,000,000. The loan agreement contains a $1,500,000 term loan expiring January 30, 1999, and a $1,500,000 revolving line of credit for working capital, against which InnoServ had outstanding borrowings of $1,250,000 and $1,032,000, respectively, at July 31, 1996. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. Interest is payable quarterly on all obligations under the loan agreement based on varying interest rates above the prime rate and the term loan requires quarterly principal payments of $125,000. The interest rate at July 31, 1996, on the term loan was 9.25 percent and was 8.75 percent on the revolving line of credit. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends, with which InnoServ was in compliance at July 31, 1996.

     Subsequent to July 31, 1996, the expiration date of the revolving line of credit was extended from August 12, 1996, to October 12, 1996, and the limit of the line of credit was reduced to $500,000, the amount outstanding at August 12, 1996. InnoServ has completed negotiations with another financial institution as to the terms of secured financing to replace the bank loan agreement and is in the process of preparing the loan documentation. InnoServ believes the new agreement will be completed prior to the October 12, 1996, expiration date of the bank line of credit.

     InnoServ does not foresee the need to make any significant capital purchases in the next twelve months and believes sufficient funds will be available from its operations and line of credit to meet its working capital requirements.


CAUTIONARY STATEMENT

     The statements in this Management's Discussion and Analysis and elsewhere in this report that are forward looking are based on current expectations which involve numerous risks and uncertainties. InnoServ's future results of operations and financial condition may differ materially due to many factors including InnoServ's ability to attract and retain Asset Management contracts, InnoServ's ability to implement its operating plan, particularly as it relates to the CT maintenance business, competitive and regulatory conditions in the healthcare industry generally, and other factors, many of which are beyond the control of InnoServ.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     In December, 1995 InnoServ entered into a $3,000,000 loan agreement. The loan agreement contains financial covenants including the maintenance of certain financial ratios, net worth requirements, and restrictions on future borrowings and payment of dividends. In addition, the obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment.



ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K.

     (a)  Exhibits:

     The information required by this portion of Item 6 is set forth in the Index to Exhibits beginning on page 14.

     (b)  Reports on Form 8-K:

     During the three months ended July 31, 1996, no reports were filed by the Registrant on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DATED:  September 13, 1996

                                        INNOSERV TECHNOLOGIES, INC.

                                        By:  /s/ Thomas Hoefert
                                            ------------------------
                                            Thomas Hoefert
                                            Vice President and Chief Financial
                                             Officer
                                             (Duly Authorized Officer and
                                              Principal Financial and Accounting
                                              Officer)

                                INDEX TO EXHIBITS

Exhibit
  No.                         Description of Exhibit
  ---                         ----------------------

10.1 Revolving Credit Agreement dated as of August 12, 1996, in the principal amount of $500,000 payable by the Registrant to Overton Bank & Trust, N.A.

11.1   Computation of Per Share Earnings.

27.1   Financial Data Schedule.