Form 10-Q
period 1996-10-31
INNOSERV TECHNOLOGIES INC
filed 1996-12-16
CIK 746072

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED OCTOBER 31, 1996


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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes _X_   No ___

   At December 13, 1996, the Registrant had outstanding 5,035,833 shares of its common stock, $.01 par value.

                           INNOSERV TECHNOLOGIES, INC.
                                    FORM 10-Q
                                OCTOBER 31, 1996

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Consolidated Balance Sheets as of October 31, 1996,
          and April 30, 1996                                                  3

       Consolidated Statements of Operations for the three
          months ended October 31, 1996 and 1995                              4

       Consolidated Statements of Operations for the six months
          ended October 31, 1996 and 1995                                     5

       Consolidated Statements of Cash Flows for the six months
          ended October 31, 1996 and 1995                                     6

       Notes to Consolidated Financial Statements                             7

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  10

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities                                          14

     Item 4.  Submission of Matters to a Vote of Security Holders            14

     Item 6.  Exhibits and Report on Form 8-K                                14

SIGNATURES                                                                   15

INDEX TO EXHIBITS                                                            16

                           INNOSERV TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                             October 31,
                                                 1996         April 30,
                                             (Unaudited)        1996
                                             -----------      ---------
ASSETS
Current assets
  Cash and cash equivalents                      $1,166         $  941
  Receivables                                     4,214          5,238
  Inventory:
    Spare parts and supplies, net                 5,209          5,580
    Inventory held for sale                       1,059          1,878
  Prepaid expenses                                  419            350
                                                -------        -------
    Total current assets                         12,067         13,987

Equipment, net                                    5,407          6,186
Goodwill, net                                     3,469          3,544
Other assets                                         85            123
                                                -------        -------
                                                $21,028        $23,840
                                                -------        -------
                                                -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                               $ 1,050         $  862
  Accounts payable                                4,125          4,613
  Accrued liabilities                             2,480          3,090
  Deferred revenues                               3,857          4,399
                                                -------        -------
    Total current liabilities                    11,512         12,964

Long-term debt                                      633            910

Shareholders' equity
  Preferred stock, $.01 par value:  5,000,000
    shares authorized; no shares issued             --             --
  Common stock, $.01 par value:  10,000,000
    shares authorized; 5,035,833 issued              51             51
  Paid-in capital                                17,303         17,303
  Accumulated deficit                            (8,471)        (7,388)
                                                -------        -------
    Total shareholders' equity                    8,883          9,966
                                                -------        -------
                                                $21,028        $23,840
                                                -------        -------
                                                -------        -------

The accompanying notes are an integral part of these financial statements.

                           INNOSERV TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                            Three Months Ended
                                                October 31,
                                          -----------------------
                                            1996           1995
                                          --------        -------
Revenues                                   $10,684        $11,898

Costs and expenses:
  Cost of operations                         9,121          9,247
  Depreciation and amortization                505            501
  Selling and administrative                 1,445          1,807
  Interest expense, net                         69             35
                                          --------        -------

Total costs and expenses                    11,140         11,590
                                          --------        -------

Income (loss) before income taxes             (456)           308

Provision for income taxes                      --            123
                                          --------        -------
  Net income (loss)                       $   (456)       $   185
                                          --------        -------
                                          --------        -------

Per share information:
  Net income (loss)                       $   (.09)       $   .04
                                          --------        -------
                                          --------        -------
Weighted average shares outstanding          5,036          5,036
                                          --------        -------
                                          --------        -------


The accompanying notes are an integral part of these financial statements.

                           INNOSERV TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                   Six Months Ended
                                                      October 31,
                                                ------------------------
                                                  1996            1995
                                                --------         -------
Revenues                                         $22,472         $23,866

Costs and expenses:
  Cost of operations                              19,144          18,713
  Depreciation and amortization                    1,016             986
  Selling and administrative                       3,299           3,963
  Interest expense, net                               96              84
                                                --------         -------

Total costs and expenses                          23,555          23,746
                                                --------         -------

Income (loss) before income taxes                 (1,083)            120

Provision for income taxes                           --               49
                                                --------         -------

Net income (loss)                                $(1,083)        $    71
                                                --------         -------
                                                --------         -------

Per share information:
  Net income (loss)                             $   (.22)        $   .01
                                                --------         -------
                                                --------         -------
Weighted average shares outstanding                5,036           5,038
                                                --------         -------
                                                --------         -------


The accompanying notes are an integral part of these financial statements.

                           INNOSERV TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                      Six Months Ended
                                                         October 31,
                                                     --------------------
                                                       1996        1995
                                                     --------     -------
Cash flows from:
Operations -
Net income (loss)                                    $ (1,083)    $    71
Adjustments to reconcile net income (loss) to
  net cash flows from operations:
  Depreciation and amortization                         1,016         986
  Gain on disposal of equipment                           --          (67)
  Deferred income taxes                                   --          (57)
  Changes in assets and liabilities:
    Receivables                                         1,025       1,224
    Inventory                                           1,189      (1,381)
    Prepaid expenses                                      (68)         30
    Other assets                                           37        (327)
    Accounts payable                                     (488)        721
    Accrued liabilities                                  (609)       (607)
    Deferred revenues                                    (542)        217
                                                     --------     -------
Net cash provided by operations                           477         810

Investments and acquisitions -
  Sale of equipment                                       --          180
  Purchase of equipment                                  (163)       (887)
                                                     --------     -------
Net cash used for investments and acquisitions           (163)       (707)

Financing activities -
  Borrowings from line of credit                          242         --
  Principal payments of long-term debt                   (331)     (1,799)
                                                     --------     -------
Net cash used for financing activities                    (89)     (1,799)
                                                     --------     -------

Net increase (decrease) in cash and cash equivalents      225      (1,696)

Cash and cash equivalents at beginning of period          941       1,827
                                                     --------     -------

Cash and cash equivalents at end of period           $  1,166     $   131
                                                     --------     -------
                                                     --------     -------

The accompanying notes are an integral part of these financial statements.

                           INNOSERV TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                   (UNAUDITED)

1.   GENERAL

     The consolidated financial statements included herein have been prepared by InnoServ Technologies, Inc. ("InnoServ") without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months and six months ended October 31, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of InnoServ and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation, however, InnoServ believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with InnoServ's annual report on Form 10-K for the fiscal year ended April 30, 1996, filed with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 1996, are not necessarily indicative of the results that may be expected for the year ending April 30, 1997.


2.   INTEREST EXPENSE, NET

     Interest expense is net of interest income of $8,000 and $16,000 for the three months ended October 31, 1996 and 1995, respectively.

     Interest expense is net of interest income of $23,000 and $16,000 for the six months ended October 31, 1996 and 1995, respectively.


3.   SUPPLEMENTAL CASH FLOW DISCLOSURE

     Interest and income taxes paid in the six months ended October 31, 1996 and 1995 were as follows:

                                         Six Months Ended
                                            October 31,
                                      -----------------------
                                        1996           1995
                                      --------       --------
              Interest                $124,000       $100,000
              Income taxes            $ 53,000       $  8,000

                           INNOSERV TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                   (UNAUDITED)


4.   LONG-TERM DEBT

     InnoServ has a loan agreement which contains a $1,500,000 term loan expiring January 30, 1999, and a $500,000 revolving line of credit for working capital, against which InnoServ had outstanding borrowings of $1,125,000 and $498,000, respectively, at October 31, 1996. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. The principal of the term loan is payable in equal quarterly installments of $125,000. Interest on the obligations under the term loan is payable quarterly and is payable monthly under the revolving line of credit based on varying interest rates above the prime rate. The interest rate at October 31, 1996, on the term loan was 9.25 percent and was 8.75 percent on the revolving line of credit. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. As a result of the net loss for the period, InnoServ failed to meet the net worth covenant under the loan agreement as of October 31, 1996. InnoServ's bank waived this event of default and has amended the net worth covenant effective October 31, 1996, through the expiration date of the loan agreement of January 30, 1999. InnoServ was in compliance with the financial covenants, as amended, at October 31, 1996.

     Subsequent to October 31, 1996, the expiration date of the revolving line of credit was extended from November 12, 1996, to March 12, 1997, and the interest rate was increased from 0.5 percent to 1.0 percent above the prime rate.


5.   RESTRUCTURING

     In the fourth quarter of fiscal 1996, InnoServ adopted a plan to reorganize its operations in order to strategically focus on its comprehensive asset management services business ("Asset Management"). As a result of this reorganization, InnoServ recorded restructuring charges in the fourth quarter of fiscal 1996 of $154,000 for employee termination benefits for 25 employees. As of October 31, 1996, $108,000 of this amount had been paid to 21 employees. The reorganization is expected to be completed by the end of the third quarter of fiscal 1997.

                           INNOSERV TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                   (UNAUDITED)


     In the third quarter of fiscal 1996, InnoServ relocated its headquarters from Corona, California to Arlington, Texas and recorded restructuring charges of $411,000. As of October 31, 1996, this restructuring and the associated payments were complete. The major components of these charges, the amounts paid, and the adjustments to the liability as of October 31, 1996, were as follows (in thousands):

                                               Amounts
                                              Paid as of     Adjustments
                                     Total    October 31,      to the
                                    Charges      1996         Liability
                                    -------   -----------    -----------
    Employee termination benefits     $115      $(115)         $ --
    Employee relocation                169       (164)           (5)
    Employee training                   67        (67)           --
    Office equipment relocation         30        (30)           --
    Facility closing costs              30         (7)          (23)
                                      ----      -----          ----
                                      $411      $(383)         $(28)
                                      ----      -----          ----
                                      ----      -----          ----

     The termination benefits were related to 12 employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


SECOND QUARTER FISCAL 1997 COMPARED TO SECOND QUARTER FISCAL 1996

     Consolidated revenues for the second quarter of fiscal 1997 were $10,684,000 as compared to $11,898,000 in the same period of fiscal 1996, a decline of $1,214,000, or 10 percent. Revenues from computerized tomography ("CT") maintenance service agreements decreased approximately $2,000,000 primarily as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers and InnoServ's decision to not renew certain CT maintenance agreements in unprofitable locations. Revenues from equipment sales decreased approximately $250,000. Revenues at Advanced Imaging Technologies, Inc. ("AIT") were approximately $210,000 lower than the revenues in the same period in fiscal 1996 as a result of lower sales of x-ray film, chemistry and related accessories. Offsetting these declines, revenues from Asset Management and multi-vendor services increased approximately $1,400,000 as InnoServ continues to focus on the growing market for these type services.

     Cost of operations decreased $126,000 from the same period in the prior fiscal year primarily as a result of the decline in revenues, however, as a percent of revenues, cost of operations increased from 78 percent to 85 percent. This increase as a percent of revenues was a result of costs required to provide services for Asset Management agreements, while InnoServ was not able to reduce its costs to service CT maintenance agreements proportionately due to certain fixed support costs and the need to retain field service technicians in certain locations despite a declining revenue base in those locations. Selling and administrative expenses decreased $362,000, or 20 percent, from the prior year primarily as a result of savings from the consolidation of InnoServ's administrative functions and lower selling expenses. Depreciation and amortization expenses did not change significantly quarter to quarter.

     The loss before income taxes for the second quarter of fiscal 1997 was $456,000 as compared to income of $308,000 in the first quarter of fiscal 1996. The loss for fiscal 1997 was primarily the result of unfavorable operating margins associated with InnoServ's maintenance business. Because InnoServ employs field service engineers over a wide geographic area, the current level of revenues are not sufficient in certain locations to cover the direct and indirect costs of providing maintenance and repair services.

     InnoServ did not recognize a tax benefit from the operating loss for the second quarter of fiscal 1997. Under Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes," net operating losses enter into the calculation of deferred tax assets and liabilities. At October 31, 1996, InnoServ had an estimated net deferred tax asset of $6,100,000, primarily as a result of net operating losses. In accordance with SFAS 109, InnoServ recorded a valuation allowance for the full amount of the net deferred tax asset. The ultimate realization of the deferred tax asset depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the deferred tax asset will be substantially realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS 109. At October 31, 1995, the effective tax rate for fiscal 1996 was estimated to be 40 percent and a corresponding provision for income taxes was recorded for the three months ended October 31, 1995.

SIX MONTHS FISCAL 1997 COMPARED TO SIX MONTHS FISCAL 1996

     Consolidated revenues for the first six months of fiscal 1997 were $22,472,000 as compared to $23,866,000 in the same period of fiscal 1996, a decline of $1,394,000, or 6 percent. Revenues from CT maintenance service agreements decreased approximately $3,900,000 primarily as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers and InnoServ's decision to not renew certain CT maintenance agreements in unprofitable locations. Revenues from InnoServ's diagnostic mobile imaging operations were approximately $380,000 lower than the revenues in the same period in fiscal 1996 as InnoServ discontinued its shared services program at the end of the first quarter of fiscal 1996. Additionally, revenues at AIT were approximately $350,000 lower as a result of lower sales of x-ray film, chemistry and related accessories. Offsetting these declines, revenues from Asset Management and multi-vendor services increased approximately $3,200,000 as InnoServ continues to focus on the growing market for these type services.

     Cost of operations increased $431,000 from the same period in the prior fiscal year. This increase was a result of costs required to provide services for Asset Management agreements, while InnoServ was not able to reduce its costs to service CT maintenance agreements proportionately due to certain fixed support costs and the need to retain field service technicians in certain locations despite a declining revenue base in those locations. Selling and administrative expenses decreased $664,000, or 17 percent, from the prior year primarily as a result of savings from the consolidation of InnoServ's administrative functions and lower selling expenses. Depreciation and amortization expenses did not change significantly between the two periods.

     The loss before income taxes for the first six months of fiscal 1997 was $1,083,000 as compared to income of $120,000 in the first six months of fiscal 1996. The loss in fiscal 1997 was primarily the result of unfavorable operating margins associated with InnoServ's maintenance business. Because InnoServ employs field service engineers over a wide geographic area, the current level of revenues are not sufficient in certain locations to cover the direct and indirect costs of providing maintenance and repair services. InnoServ is continuing to implement plans to reorganize its service operations to more cost effectively provide the services required by its customers and to discontinue service in selected locations upon the expiration of the existing maintenance agreements in those locations. InnoServ believes these actions, coupled with strategic changes it is making in the operations of the CT and Asset Management business and efforts to expand the revenue base, will improve InnoServ's operations.

     InnoServ did not recognize a tax benefit from the operating loss for the first six months of fiscal 1997. Under Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes," net operating losses enter into the calculation of deferred tax assets and liabilities. At October 31, 1996, InnoServ had an estimated net deferred tax asset of $6,100,000, primarily as a result of net operating losses. In accordance with SFAS 109, InnoServ recorded a valuation allowance for the full amount of the net deferred tax asset. The ultimate realization of the deferred tax asset depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the deferred tax asset will be substantially realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS 109. At October 31, 1995, the effective tax rate for fiscal 1996 was estimated to be 40 percent and a corresponding provision for income taxes was recorded for the six months ended October 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1996, InnoServ had working capital of $555,000, of which $1,166,000 was in cash and cash equivalents. Operations provided $477,000 of cash for the six months ended October 31, 1996, primarily as a result of a $1,189,000 reduction in inventory due to a decline in CT tube inventory as a result of lower requirements for inventory because of the declining number of CT maintenance service agreements in effect and management controls on purchases, the sale of refurbished CT and magnetic resonance imaging scanners, and the amortization of spare parts inventory. Additionally, receivables declined $1,025,000 due to successful collection activities and lower revenues. These funds were used to reduce accounts payable by $488,000 and liabilities accrued at April 30, 1996, by $609,000. Deferred revenues also declined $542,000 as services were provided and refurbished scanners were delivered in the six months for which payment had been received as of April 30, 1996.

     InnoServ's allowance for doubtful accounts at October 31, 1996, was $905,000, or 18 percent of gross accounts receivable. InnoServ's customers include hospitals, physician practices, outpatient clinics and entrepreneurial operations. Some of these customers are thinly capitalized, operate on small margins and experience cash flow difficulties due to the lengthy time required to receive reimbursements from Medicare and insurance companies. The changes occurring in the healthcare industry, primarily the move to managed care, has weakened healthcare providers' ability to honor their debts and have forced some of the providers out of business. As a result of these factors, InnoServ has experienced difficulty in collecting on its accounts receivable.

     InnoServ has a loan agreement which contains a $1,500,000 term loan expiring January 30, 1999, and a $500,000 revolving line of credit for working capital, against which InnoServ had outstanding borrowings of $1,125,000 and $498,000, respectively, at October 31, 1996. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. The principal of the term loan is payable in equal quarterly installments of $125,000. Interest on the obligations under the term loan is payable quarterly and is payable monthly under the revolving line of credit based on varying interest rates above the prime rate. The interest rate at October 31, 1996, on the term loan was 9.25 percent and was 8.75 percent on the revolving line of credit. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. As a result of the net loss for the period, InnoServ failed to meet the net worth covenant under the loan agreement as of October 31, 1996. InnoServ's bank waived this event of default and has amended the net worth covenant effective October 31, 1996, through the expiration date of the loan agreement of January 30, 1999. InnoServ was in compliance with the financial covenants, as amended, at October 31, 1996.

     Subsequent to October 31, 1996, the expiration date of the revolving line of credit was extended from November 12, 1996, to March 12, 1997, and the interest rate was increased from 0.5 percent to 1.0 percent above the prime rate. The previously announced negotiations with another financial institution to secure financing to replace the bank loan agreement have been discontinued. InnoServ is investigating alternative sources of financing. If InnoServ is not successful in securing replacement financing by March 12, 1997, InnoServ believes the bank will extend the revolving line of credit further.

     InnoServ does not foresee the need to make any significant capital purchases in the next twelve months and believes sufficient funds will be available from its operations and line of credit to meet its working capital requirements. If efforts to secure replacement financing are not successful and the bank does not extend the line of credit, InnoServ will experience a hardship in meeting its working capital requirements.

CAUTIONARY STATEMENT

     The statements in this Management's Discussion and Analysis and elsewhere in this report that are forward looking are based on current expectations which involve numerous risks and uncertainties. InnoServ's future results of operations and financial condition may differ materially due to many factors including InnoServ's ability to attract and retain Asset Management contracts, InnoServ's ability to implement its operating plan, particularly as it relates to the CT maintenance business, competitive and regulatory conditions in the healthcare industry generally, the availability of financing, and other factors, many of which are beyond the control of InnoServ.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     In December 1995 InnoServ entered into a loan agreement with a bank. The loan agreement contains financial covenants including the maintenance of certain financial ratios, net worth requirements, and restrictions on future borrowings and payment of dividends. In addition, the obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. The line of credit facility contained in the loan agreement was extended from October 12, 1996, to November 12, 1996, and subsequently extended to March 12, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on September 17, 1996. At the annual meeting the shareholders elected directors to hold office until the 1997 annual meeting of shareholders and until their successors are elected and qualified. The following directors were elected:

                                             VOTES CAST
                                    -------------------------
      DIRECTOR                         FOR           WITHHELD
      --------                      ---------        --------
     Thomas E. Carroll              3,985,133          3,282
     Bernard J. Korman              3,985,133          3,282
     Michael G. Puls                3,985,033          3,382
     Dudley A. Rauch                3,985,133          3,282
     Michael M. Sachs               3,985,233          3,182
     Samuel Salen, M.D.             3,985,133          3,282
     Michael F. Sandler             3,985,133          3,282
     David A. Wegmann               3,985,133          3,282


ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K.

     (a)  Exhibits:

     The information required by this portion of Item 6 is set forth in the Index to Exhibits beginning on page 16.

     (b)  Reports on Form 8-K:

     The Registrant filed a report on Form 8-K on October 31, 1996, to report the extension of the bank line of credit from October 12, 1996, to November 12, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DATED:  December 13, 1996
                                           INNOSERV TECHNOLOGIES, INC.

                                           By:  /s/ Thomas Hoefert
                                              --------------------------------
                                              Thomas Hoefert
                                              Vice President and Chief
                                               Financial Officer (Duly
                                               Authorized Officer and Principal
                                               Financial and Accounting Officer)

                                INDEX TO EXHIBITS

   Exhibit
     No.                Description of Exhibit
   -------              ----------------------

     10.1 Revolving Credit Agreement dated as of October 12, 1996, in the principal amount of $500,000 payable by the Registrant to Overton Bank & Trust, N.A.

     10.2 Revolving Credit Agreement dated as of November 12, 1996, in the principal amount of $500,000 payable by the Registrant to Overton Bank & Trust, N.A.

     10.3 Form of Security Agreement dated as of November 12, 1996, between Overton Bank & Trust, N.A. and each of InnoServ Technologies, Inc., InnoServ Technologies Maintenance Services, Inc., Advanced Imaging Technologies, Inc. and Sietec, Inc.

     10.4 Letter Agreement dated December 12, 1996, amending the Loan Agreement dated as of December 15, 1995, by and between Registrant and Overton Bank & Trust, N.A.

     11.1   Computation of Per Share Earnings.

     27.1   Financial Data Schedule.