Form 10-Q
period 1997-01-31
INNOSERV TECHNOLOGIES INC
filed 1997-03-11
CIK 746072

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JANUARY 31, 1997


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

     At March 10, 1997, the Registrant had outstanding 5,035,833 shares of its common stock, $.01 par value.

                      INNOSERV TECHNOLOGIES, INC.
                             FORM 10-Q
                          JANUARY 31, 1997

                         TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Balance Sheets as of January 31, 1997 and April 30, 1996   3

     Consolidated Statements of Operations for the three months ended
          January 31, 1997 and 1996                                          4

     Consolidated Statements of Operations for the nine months ended
          January 31, 1997 and 1996                                          5

     Consolidated Statements of Cash Flows for the nine months ended
          January 31, 1997 and 1996                                          6

     Notes to Consolidated Financial Statements                              7


     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              13

SIGNATURE                                                                   14

INDEX TO EXHIBITS                                                           15

                        INNOSERV TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)

                                                  January 31,
                                                      1997      April 30,
                                                  (Unaudited)     1996
                                                  -----------   ---------
ASSETS
Current assets
     Cash and cash equivalents                      $ 1,551     $   941
     Receivables                                      4,445       5,238
     Inventory:
          Spare parts and supplies, net               4,966       5,580
          Inventory held for sale                       983       1,878
     Prepaid expenses                                   268         350
                                                    -------     -------
          Total current assets                       12,213      13,987

Equipment, net                                        4,945       6,186
Goodwill, net                                         3,430       3,544
Other assets                                             55         123
                                                    -------     -------
                                                    $20,643     $23,840
                                                    -------     -------
                                                    -------     -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Short-term debt                                $ 1,046     $   862
     Accounts payable                                 4,045       4,613
     Accrued liabilities                              2,804       3,090
     Deferred revenues                                3,329       4,399
                                                    -------     -------
          Total current liabilities                  11,224      12,964

Long-term debt                                          500         910

Shareholders' equity
     Preferred stock, $.01 par value:  5,000,000
       shares authorized; no shares issued               --          --
     Common stock, $.01 par value:  10,000,000
       shares authorized; 5,035,833 issued               51          51
     Paid-in capital                                 17,303      17,303
     Accumulated deficit                             (8,435)     (7,388)
                                                    -------     -------
          Total shareholders' equity                  8,919       9,966
                                                    -------     -------
                                                    $20,643     $23,840
                                                    -------     -------
                                                    -------     -------

The accompanying notes are an integral part of these financial statements.

                        INNOSERV TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                   (In thousands, except per share data)

                                            Three Months Ended
                                                January 31,
                                           ---------------------
                                             1997          1996
                                           -------       -------
Revenues                                   $10,231       $11,062

Costs and expenses:
     Cost of operations                      8,129         9,263
     Depreciation and amortization             499           493
     Selling and administrative              1,524         2,222
     Interest expense (income), net             43           (14)
                                           -------       -------
Total costs and expenses                    10,195        11,964
                                           -------       -------
Income (loss) before income taxes               36          (902)

Benefit for income taxes                        --          (362)
                                           -------       -------
Net income (loss)                          $    36       $  (540)
                                           -------       -------
                                           -------       -------
Per share information:
     Net income (loss)                     $   .01       $  (.11)
                                           -------       -------
                                           -------       -------
Weighted average shares outstanding          5,036         5,037
                                           -------       -------
                                           -------       -------


The accompanying notes are an integral part of these financial statements.

                        INNOSERV TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                   (In thousands, except per share data)

                                           Nine Months Ended
                                                January 31,
                                           --------------------
                                             1997         1996
                                           -------      -------
Revenues                                   $32,703      $34,928

Costs and expenses:
     Cost of operations                     27,273       27,976
     Depreciation and amortization           1,515        1,479
     Selling and administrative              4,823        6,185
     Interest expense, net                     139           70
                                           -------      -------
Total costs and expenses                    33,750       35,710
                                           -------      -------
Loss before income taxes                    (1,047)        (782)

Benefit for income taxes                        --         (313)
                                           -------      -------
Net loss                                   $(1,047)     $  (469)
                                           -------      -------
                                           -------      -------
Per share information:
     Net loss                              $  (.21)     $  (.09)
                                           -------      -------
                                           -------      -------
Weighted average shares outstanding          5,036        5,037
                                           -------      -------
                                           -------      -------

The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (In thousands)

                                                        Nine Months Ended
                                                           January 31,
                                                       -------------------
                                                         1997        1996
                                                       --------    -------
Cash flows from:
Operations -
Net loss                                               $ (1,047)   $  (469)
Adjustments to reconcile net loss to
  net cash flows from operations:
     Depreciation and amortization                        1,515      1,479
     Gain on disposal of equipment                           --        (68)
     Deferred income taxes                                   --        (57)
     Changes in assets and liabilities:
          Receivables                                       793      1,019
          Inventory                                       1,509       (896)
          Prepaid expenses                                   82        (92)
          Other assets                                       68       (342)
          Accounts payable                                 (568)     1,006
          Accrued liabilities                              (286)    (1,101)
          Deferred revenues                              (1,070)       876
                                                       --------    -------
Net cash provided by operations                             996      1,355

Investments and acquisitions -
     Sale of equipment                                       --        180
     Purchase of equipment                                 (160)    (1,085)
                                                       --------    -------
Net cash used for investments and acquisitions             (160)      (905)

Financing activities -
     Borrowings from line of credit                         242        800
     Proceeds from long-term debt                            --      1,500
     Principal payments of long-term debt                  (468)    (3,965)
                                                       --------    -------
Net cash used for financing activities                     (226)    (1,665)
                                                       --------    -------
Net increase (decrease) in cash and cash equivalents        610     (1,215)

Cash and cash equivalents at beginning of period            941      1,827
                                                       --------    -------
Cash and cash equivalents at end of period             $  1,551    $   612
                                                       --------    -------
                                                       --------    -------

The accompanying notes are an integral part of these financial statements.

                         INNOSERV TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JANUARY 31, 1997
                               (UNAUDITED)

1.   GENERAL

     The consolidated financial statements included herein have been prepared by InnoServ Technologies, Inc. ("InnoServ") without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months and nine months ended January 31, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of InnoServ and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation, however, InnoServ believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with InnoServ's annual report on Form 10-K for the fiscal year ended April 30, 1996, filed with the Securities and Exchange Commission. The results of operations for the nine months ended January 31, 1997, are not necessarily indicative of the results that may be expected for the year ending April 30, 1997.

2.   INTEREST EXPENSE, NET

     Interest expense is net of interest income of $5,000 and $4,000 for the three months ended January 31, 1997 and 1996, respectively.

     Interest expense is net of interest income of $28,000 and $20,000 for the nine months ended January 31, 1997 and 1996, respectively.


3.   SUPPLEMENTAL CASH FLOW DISCLOSURE

     Interest and income taxes paid in the nine months ended January 31, 1997 and 1996 were as follows:

                                              Nine Months Ended
                                                  January 31,
                                            ----------------------
                                              1997          1996
                                            --------      --------
          Interest                          $174,000      $111,000
          Income taxes                      $ 53,000      $ 17,000

                        INNOSERV TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JANUARY 31, 1997
                                (UNAUDITED)

4.   LONG-TERM DEBT

     InnoServ has a loan agreement which contains a $1,000,000 term loan expiring January 30, 1999, and a $500,000 revolving line of credit for working capital, against which InnoServ had outstanding borrowings of $498,000 at January 31, 1997. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. The principal of the term loan is payable in equal quarterly installments of $125,000. Interest on the term loan is payable quarterly and is payable monthly under the revolving line of credit. The interest rate on both the term loan and the revolving line of credit is 1.0 percent above the prime rate and was 9.25 percent at January 31, 1997. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. InnoServ was in compliance with such financial covenants at January 31, 1997.

     The revolving line of credit expires on March 12, 1997, at which time InnoServ expects to restructure the loan agreement with its bank to provide for a new $1,500,000 term loan and to eliminate the revolving line of credit. The new term loan is expected to expire on January 30, 1999, and will require monthly principal and interest payments. The interest rate is expected to be
1.0 percent above the prime rate.


5.   RESTRUCTURING

     In the fourth quarter of fiscal 1996, InnoServ adopted a plan to reorganize its operations in order to strategically focus on its comprehensive asset management services business ("Asset Management"). As a result of this reorganization, InnoServ recorded restructuring charges in the fourth quarter of fiscal 1996 of $154,000 for employee termination benefits for 25 employees. As of January 31, 1997, $149,000 of this amount had been paid to 29 employees and this reorganization was substantially complete. An additional $6,000 in employee termination benefits are expected to be paid in the fourth quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1997 COMPARED TO THIRD QUARTER FISCAL 1996

     Consolidated revenues for the third quarter of fiscal 1997 were $10,231,000 as compared to $11,062,000 in the same period of fiscal 1996, a decline of $831,000, or 8 percent. Revenues from computed tomography ("CT") maintenance service agreements decreased approximately $850,000 primarily as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers and InnoServ's decision to not renew certain CT maintenance agreements in unprofitable locations. Revenues from equipment sales decreased approximately $490,000 primarily as a result of the sale of refurbished equipment in the third quarter of fiscal 1996. Revenues at Advanced Imaging Technologies, Inc. ("AIT") were approximately $210,000 lower than the revenues in the same period in fiscal 1996 as a result of a decline in revenues from maintenance service agreements and lower sales of x-ray film, chemistry and related accessories. Offsetting these declines, revenues from Asset Management and multi-vendor services increased approximately $740,000 as InnoServ continues to focus on the growing market for these type services.

     Cost of operations decreased $1,134,000 from the same period in fiscal 1996 and as a percent of revenues declined from 84 percent to 79 percent. The fiscal 1996 cost of operations included a $701,000 charge for physical inventory adjustments and unfavorable production variances associated with the reloading and rework of CT tube inventory and $98,000 of restructuring expenses as a result of the relocation of InnoServ's headquarters operations. These costs were offset in the quarter by $359,000 for a payment received against an insurance claim. The decrease in cost of operations in fiscal 1997 also included approximately $410,000 as a result of the lower equipment sales and approximately $220,000 as a result of cost reductions associated with InnoServ's maintenance business.

     Selling and administrative expenses decreased $698,000, or 31 percent, from the prior year primarily as a result of savings from the consolidation of InnoServ's administrative functions, lower selling expenses and restructuring expenses of $313,000 recorded in fiscal 1996 for the relocation of InnoServ's headquarters operations. Depreciation and amortization expenses did not change significantly quarter to quarter.

     Income before income taxes for the third quarter of fiscal 1997 was $36,000 as compared to a loss of $902,000 in the third quarter of fiscal 1996. The results for the third quarter of fiscal 1997 represent InnoServ's first profitable quarter since the second quarter of fiscal 1996. The improved performance was primarily the result of cost savings from the consolidation of InnoServ's administrative functions and actions taken over the past year in InnoServ's maintenance service operations to provide services required by customers on a more cost effective basis. This included selective personnel reductions, changes in employee benefit and incentive compensation programs, and lower utilization of outside labor, services and materials. InnoServ is continuing to implement cost containment actions in response to the declining revenues from CT maintenance agreements.

     InnoServ did not recognize a tax provision in the third quarter of fiscal 1997 as net operating losses were available from previous periods to offset the operating income for the current quarter. At January 31, 1996, the effective tax rate for fiscal 1996 was estimated to be 40 percent and a corresponding benefit for income taxes was recorded for the three months ended January 31, 1996.

NINE MONTHS FISCAL 1997 COMPARED TO NINE MONTHS FISCAL 1996

     Consolidated revenues for the first nine months of fiscal 1997 were $32,703,000 as compared to $34,928,000 in the same period of fiscal 1996, a decline of $2,225,000, or 6 percent. Revenues from CT maintenance service agreements decreased approximately $4,740,000 primarily as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers and InnoServ's decision to not renew certain CT maintenance agreements in unprofitable locations. Revenues from equipment sales decreased approximately $610,000 primarily as a result of lower customer demand for refurbished equipment. Revenues at AIT were approximately $560,000 lower as a result of lower sales of x-ray film, chemistry and related accessories. Additionally, revenues from InnoServ's diagnostic mobile imaging operations were approximately $440,000 lower than the revenues in the same period in fiscal 1996 as InnoServ discontinued its shared services program at the end of the first quarter of fiscal 1996. Offsetting these declines, revenues from Asset Management and multi-vendor services increased approximately $3,950,000 as InnoServ continues to focus on the growing market for these type services.

     Cost of operations decreased $703,000 from the same period in the prior fiscal year primarily due to the decline in revenues; however, as a percent of revenues, cost of operations increased from 80 percent to 83 percent. This increase as a percent of revenues was primarily the result of costs required to provide services for Asset Management agreements, while InnoServ was not able to reduce its costs to service CT maintenance agreements proportionately throughout the nine months due to certain fixed support costs and the need to retain field service technicians in certain locations despite a declining revenue base in those locations. Selling and administrative expenses decreased $1,362,000, or 22 percent, from the prior year primarily as a result of savings from the consolidation of InnoServ's administrative functions, lower selling expenses and restructuring expenses of $313,000 recorded in fiscal 1996 for the relocation of InnoServ's headquarters operations. Depreciation and amortization expenses did not change significantly between the two periods.

     The loss before income taxes for the first nine months of fiscal 1997 was $1,047,000 as compared to a loss of $782,000 in the first nine months of fiscal 1996. The loss in fiscal 1997 was primarily the result of unfavorable operating margins associated with InnoServ's maintenance business during the first half of fiscal 1997. Because InnoServ employs field service engineers over a wide geographic area, the revenues were not sufficient in certain locations to cover the direct and indirect costs of providing maintenance and repair services. InnoServ is continuing to implement plans to reorganize its service operations to more cost effectively provide the services required by its customers and to discontinue service in selected locations upon the expiration of the existing maintenance agreements in those locations. InnoServ believes these actions, coupled with strategic changes it is making in the operations of the CT and Asset Management businesses and efforts to expand the revenue base, will improve InnoServ's operations.

     InnoServ did not recognize a tax benefit from the operating loss for the first nine months of fiscal 1997. Under Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes," net operating losses enter into the calculation of deferred tax assets and liabilities. At January 31, 1997, InnoServ had an estimated net deferred tax asset of $5,450,000, primarily as a result of net operating losses. In accordance with SFAS 109, InnoServ recorded a valuation allowance for the full amount of the net deferred tax asset. The ultimate realization of the deferred tax asset depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the deferred tax asset will be substantially realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS 109. At January 31, 1996, the effective tax rate for fiscal 1996 was estimated to be 40 percent and a corresponding benefit for income taxes was recorded for the nine months ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1997, InnoServ had working capital of $989,000, of which $1,551,000 was in cash and cash equivalents. Operations provided $996,000 of cash for the nine months ended January 31, 1997, primarily as a result of the non-cash effect of depreciation and amortization of $1,515,000 on the net loss of $1,047,000 and a $1,509,000 reduction in inventory due to a decline in CT tube inventory as a result of lower requirements for inventory because of the declining number of CT maintenance service agreements in effect and management controls on purchases, the sale of refurbished CT and magnetic resonance imaging scanners, and the amortization of spare parts inventory. Additionally, receivables declined $793,000 due to successful collection activities and lower revenues. These funds were used to reduce accounts payable by $568,000 and accrued liabilities by $286,000. Deferred revenues also declined $1,070,000 as a result of the timing of cash receipts from customers, a lower base of maintenance agreements in effect and the shipment of refurbished scanners in the nine months for which payment had been received as of April 30, 1996.

     InnoServ's allowance for doubtful accounts at January 31, 1997, was $890,000, or 17 percent of gross accounts receivable. InnoServ's customers include hospitals, physician practices, outpatient clinics and imaging centers. Some of these customers are thinly capitalized, operate on small margins and experience cash flow difficulties due to the lengthy time required to receive reimbursements from Medicare and insurance companies. The changes occurring in the healthcare industry, primarily the move to managed care, has weakened healthcare providers' ability to honor their debts and have forced some of the providers out of business. As a result of these and other factors, InnoServ has experienced difficulty in collecting on certain of its accounts receivable.

     InnoServ has a loan agreement which contains a $1,000,000 term loan expiring January 30, 1999, and a $500,000 revolving line of credit for working capital, against which InnoServ had outstanding borrowings of $498,000 at January 31, 1997. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. The principal of the term loan is payable in equal quarterly installments of $125,000. Interest on the term loan is payable quarterly and is payable monthly under the revolving line of credit. The interest rate on both the term loan and the revolving line of credit is 1.0 percent above the prime rate and was 9.25 percent at January 31, 1997. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. InnoServ was in compliance with such financial covenants at January 31, 1997.

     The revolving line of credit expires on March 12, 1997, at which time InnoServ expects to restructure the loan agreement with its bank to provide for a new $1,500,000 term loan and to eliminate the revolving line of credit. The new term loan is expected to expire on January 30, 1999, and will require monthly principal and interest payments. The interest rate is expected to be
1.0 percent above the prime rate.

     InnoServ does not foresee the need to make any significant capital purchases in the next twelve months and believes sufficient funds will be available from its operations to meet its working capital requirements.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     The information required by this portion of Item 6 is set forth in the Index to Exhibits beginning on page 15.

     (b)  Reports on Form 8-K:

     During the three months ended January 31, 1997, no reports were filed by the Registrant on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DATED:  March 10, 1997
                                       INNOSERV TECHNOLOGIES, INC.

                                       By:  /s/ Thomas Hoefert
                                          ---------------------------------
                                            Thomas Hoefert
                                            Vice President and Chief
                                            Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial and
                                              Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
  No.                        Description of Exhibit
-------                      ----------------------

  10.1 Indemnity Agreement dated as of September 17, 1996 by and between Registrant and Thomas E. Carroll as director.

  10.2 Stock Option Agreement dated as of December 11, 1996 by and between Registrant and Michael G. Puls.

  10.3 Bonus Agreement dated December 20, 1996, between Registrant and Michael G. Puls.

  10.4 Bonus Agreement dated December 20, 1996, between Registrant and Thomas Hoefert.

  11.1    Computation of Per Share Earnings.

  27.1    Financial Data Schedule.