Form 10-K405
period 1997-04-30
INNOSERV TECHNOLOGIES INC
filed 1997-07-29
CIK 746072

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED APRIL 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    Title of each class          Name of each exchange on which registered
    -------------------          -----------------------------------------
Common stock, $.01 Par Value              NASDAQ National Market

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X    No
                                                 -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 24, 1997 was $2,947,866.

    At July 24, 1997, the Registrant had outstanding 5,035,833 shares of its common stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the proxy statement for the Annual Meeting of Shareholders to be held on September 15, 1997.

                                        PART I


ITEM 1.  BUSINESS.


GENERAL

    InnoServ Technologies, Inc.-Registered Trademark- ("InnoServ") is a California corporation organized in 1981. InnoServ provides comprehensive asset management programs and services, multi-vendor maintenance and repair services and other specialized services to radiology, cardiology, biomedical and laboratory departments of hospitals and other healthcare providers. The foregoing business is reported as one segment. Except where the context otherwise requires, the term "InnoServ" and "Registrant" as used in this report refers to InnoServ Technologies, Inc. and its subsidiaries.

    InnoServ operates its business primarily through its wholly-owned subsidiary InnoServ Technologies Maintenance Services, Inc. ("InnoServ Maintenance") and through its imaging operation.

INNOSERV TECHNOLOGIES MAINTENANCE SERVICES, INC.

    In August 1994, InnoServ acquired (the "Acquisition") the capital stock of MEDIQ Equipment & Maintenance Services, Inc. ("MEMS") which provided products and services comparable to that of InnoServ Maintenance. Subsequent to the Acquisition, InnoServ combined the operations of MEMS with those of InnoServ Maintenance. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of MEDIQ Equipment and Maintenance Services, Inc.

    InnoServ Maintenance provides maintenance, consulting and technical services for customer operated magnetic resonance imaging ("MRI") and computed tomography ("CT") scanners and a wide array of diagnostic imaging, biomedical and laboratory equipment on a nationwide basis. Comprehensive maintenance service agreements covering virtually all the equipment operated by a hospital's radiology, biomedical and laboratory departments ("Asset Management") usually have terms of three years or more. Maintenance agreements for individual MRI and CT scanners and X-ray tube replacement agreements typically have terms of one to three years, with limited termination provisions, on either a fixed or volume related basis. Maintenance services are performed at a customer's site by InnoServ Maintenance's field service engineers and equipment specialists and are offered as a cost-effective alternative to maintenance service offered by medical equipment manufacturers. InnoServ Maintenance's personnel, through the use of proprietary software information systems, also provide customers of the Asset Management services with an array of analytical reports and consulting services to help manage the customer's imaging, biomedical and laboratory capital equipment. In addition to performing regular preventive maintenance services, InnoServ Maintenance's engineers are on call 24 hours a day, seven days a week, to provide emergency maintenance of medical equipment. InnoServ Maintenance also sells X-ray tubes and spare parts for many different makes and models of MRI and CT scanners, and used and refurbished diagnostic imaging equipment as a service to its customers.

    In support of its field service operations, InnoServ Maintenance maintains a supply of spare parts in strategic locations across the nation. Analysis and repair of defective parts is performed at InnoServ's Arlington, Texas facility. In addition to having the capability to repair electronic circuit boards and systems, InnoServ Maintenance reloads X-ray tubes and rebuilds high voltage components such as transformers.


IMAGING OPERATION

    InnoServ owns 6 mobile CT scanners and 6 cardiac catheterization laboratories (the "Imaging Operation") which are offered to customers under lease agreements. Customers typically enter into these leases while their in-house equipment is being installed, serviced or upgraded or to supplement in-house equipment during periods of heavy patient volume. InnoServ may also provide additional support services pursuant to the lease. Typically, customers execute an agreement for a specific period ranging from one month to periods in excess of one year and are billed monthly on a fixed rate basis regardless of the number of procedures performed.

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


CUSTOMERS AND MARKETING

    InnoServ markets its services to healthcare providers through a direct sales force consisting of sales representatives and supervisory personnel. InnoServ's strategy emphasizes its multi-vendor, multi-modality Asset Management programs, the skill and experience of its service engineers, the quality of its equipment, the reliability and cost effectiveness of its service, and its ability to tailor service programs to specific customer needs.

    Hospitals and other healthcare providers which operate MRI and CT scanners and other diagnostic, biomedical and laboratory equipment require regular preventive maintenance programs and emergency repair services for their equipment. Since the quality and reliability of patient care depends in part upon the reliability of the equipment used, hospitals arrange for regular maintenance of the equipment and contract for maintenance and repair services with the equipment manufacturers or independent maintenance companies such as InnoServ.

    When larger hospitals desire to replace, upgrade or augment their existing CT or cardiac catheterization equipment, they may require interim rental equipment such as that provided by InnoServ. By using such equipment for an interim period, hospitals may continue to offer their regular services during a major renovation.

    During fiscal 1997, InnoServ provided its Asset Management, maintenance, distribution and diagnostic services in 42 states to customers including hospitals, health maintenance organizations, out-patient clinics and private physician offices. No single customer accounted for more than ten percent of InnoServ's consolidated revenues.


COMPETITION

    The healthcare industry in general and the market for medical equipment maintenance, distribution and diagnostic imaging services in particular is highly competitive.

    With respect to its medical equipment maintenance services, InnoServ competes with both medical equipment manufacturers, most of which have substantially greater financial and marketing resources than InnoServ, and other third party maintenance service companies. Certain large hospital systems also provide in-house maintenance service on their own equipment.

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

    Software products developed or used by InnoServ may from time to time raise questions of infringement of patents or copyrights owned by others and not licensed to InnoServ. No claims of such infringement have been raised; however, if such claims are raised and it is determined that licenses under patents or copyrights owned by others are essential, but not available, a material hardship on InnoServ might result.


SOURCES AND AVAILABILITY OF REPAIR PARTS

    Most of the mechanical, electrical and electronic parts and components used in the performance of repair service are purchased from medical equipment manufacturers and after-market part suppliers. InnoServ believes that materials, components and parts of the type and in the quantities necessary for its continued service operations are readily available, and in many cases alternate sources currently exist. InnoServ procures certain X-ray tubes and other proprietary components from certain sole source suppliers. In the event any sole source item becomes unavailable from the present supplier or the supplier's time to deliver such items is abruptly extended beyond normal, InnoServ could experience difficulty, delay and expense in obtaining delivery from other sources and InnoServ's ability to maintain and repair customer's equipment could be impeded.

INSURANCE

    InnoServ maintains a comprehensive insurance program which covers the replacement value of its equipment and vehicles, subject to normal deductibles, when appropriate. Additionally, InnoServ maintains professional and general liability, and employee health insurance coverage, subject to normal deductibles. InnoServ believes its present insurance coverage is adequate.


EMPLOYEES

    At July 22, 1997, InnoServ had 217 employees. None of InnoServ's employees are represented by a labor organization and InnoServ is not aware of any activity seeking such organization. InnoServ considers its relationship with its employees generally to be satisfactory.


ITEM 2.  PROPERTIES.

    InnoServ leases approximately 78,000 square feet of office, maintenance and storage facilities in seventeen locations at an approximate annual cost of $650,000. Individual lease terms extend up to 53 months with various renewal options.

    While InnoServ believes that its facilities are adequate for its current and near-term needs, to the extent InnoServ expands its activities either geographically or with respect to the number of hospitals, clinics or group practices to which it provides its services, InnoServ may be required to obtain additional office, maintenance or storage facilities.


ITEM 3.  LEGAL PROCEEDINGS.

    InnoServ is party to a lawsuit filed on April 12, 1995 in Superior Court in the County of Riverside, California by two former employees who have claimed wrongful termination in retaliation for filing a claim with the U.S. Department of Labor. The plaintiffs have sought damages in the amount of approximately $1,000,000. InnoServ has responded and is defending vigorously. While the ultimate outcome of this matter is not currently determinable, InnoServ believes that the ultimate liability related to this matter will not exceed amounts currently accrued in the financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    InnoServ's common stock is traded in the NASDAQ National Market under the symbol ISER. The ranges of high and low transaction prices for the common stock as reported by The National Stock Market, Inc. for fiscal 1997 and 1996 are set forth in the following table. Such quotations are prices between dealers without retail markups, markdowns or commissions and do not represent actual transactions.


                                  High           Low
                                  ----           ---
1997
----

4th Quarter                       $3 1/8         $1 13/16

3rd Quarter                       $3 1/8         $2 1/8

2nd Quarter                       $5             $2 7/8

1st Quarter                       $5 5/8         $3 5/8


1996
----

4th Quarter                       $4 1/2         $3 5/8

3rd Quarter                       $4 5/8         $2

2nd Quarter                       $4             $2 1/2

1st Quarter                       $4 1/4         $2 3/4


    InnoServ estimates that it had approximately 1,000 beneficial shareholders as of July 17, 1997.

    In April 1995, InnoServ's Board of Directors discontinued the payment of dividends for an indefinite period. InnoServ's current loan agreement prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth certain selected financial data for each of
the five years in the period ended April 30, 1997.   The acquired operations of
MEMS have been included effective August 3, 1994 (see Note 9 to the Notes to Consolidated Financial Statements). The selected financial data presented below should be read in conjunction with the consolidated financial statements of InnoServ and the notes thereto appearing in Item 8 of Part II of this report and the information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                   Year Ended
                                                   ----------

                              April 30,      April 30,      April 30,      April 30,      April 30,
                                1997           1996           1995           1994           1993
                              --------       --------       --------       --------       --------
                                             (In thousands, except per share amounts)
Operating Data:
   Revenues                   $  42,387      $  45,727      $  46,366      $  40,464      $  45,263
   Net income (loss)             (1,573)        (7,189)        (3,630)         1,507          2,265
   Net income (loss)
       per share (a)              (0.31)         (1.43)         (0.81)          0.49           0.76
   Cash dividends per
       share (a)              $     ---      $     ---      $    0.23      $    0.16      $    0.11

   Weighted average
       shares outstanding         5,036          5,036          4,511          3,049          2,977

Balance Sheet Data:
   Total assets               $  19,102      $  23,840      $  30,506      $  21,430      $  22,191
   Working capital                  978          1,023          4,077          6,784          5,177
   Total long-term debt             479            910            141            ---            ---
   Total shareholders'
       equity                 $   8,393      $   9,966      $  17,155      $  15,400      $  14,236


(a) Restated to reflect a 10% stock dividend declared March 4, 1993, and distributed April 5, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

    Consolidated revenues for fiscal 1997 were $42,387,000, a decrease of $3,340,000 from fiscal 1996 consolidated revenues of $45,727,000. The decrease occurred primarily as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as a result of older equipment being upgraded or removed from service by customers and InnoServ's decision to not renew certain CT maintenance contracts in unprofitable locations. Revenues for fiscal 1997 related to CT maintenance contracts declined by approximately $3,566,000 as compared to fiscal 1996 revenues. In addition, sales of parts, tubes, and equipment declined by $1,555,000, which relates to the reduction in CT maintenance contract revenues, and non-contract service revenue declined by $540,000 as compared to fiscal 1996. The decline in fiscal 1997 revenues is also attributed to a decrease of approximately $965,000 from fiscal 1996 in revenues generated from Advanced Imaging Technologies, Inc. (AIT) primarily due to the disposition of substantially all of its revenue producing assets on March 17, 1997 (See Note 4 to the Notes to Consolidated Financial Statements). AIT's business was no longer consistent with the strategic focus of InnoServ. These declines were partially offset by revenue increases in InnoServ's other product lines, principally Asset Management services which grew by $3,849,000 as compared to 1996 revenues and MRI services which grew by $344,000 over 1996 revenues as InnoServ continues to focus on the growing market for those services. In addition, the decline was partially offset by a reduction of approximately $200,000 in the reserve for sales allowances during the fourth quarter of fiscal 1997. This reduction was a result of management's ongoing analysis of service billings.

    Cost of operations for fiscal 1997 decreased by $3,958,000 as those costs were approximately 85% of fiscal 1997 revenues as compared to approximately 87% of revenues in fiscal 1996. These decreases were the result of cost reduction actions including employment terminations taken in fiscal 1997 and 1996 by management as well as the increase in Asset Management services which generally have higher operating margins than the operating margins of most of InnoServ's other product lines including CT maintenance contracts which have margins that continue to decline. In addition, during the fourth quarter of fiscal 1997, InnoServ recorded a reduction of approximately $300,000 in certain accruals as determined through management's ongoing evaluation of estimated liabilities.

    Depreciation and amortization expense for fiscal 1997 was $98,000 less than in fiscal 1996 which reflects the reduction in expenditures for fixed assets, principally test equipment used in the maintenance service product lines as InnoServ concentrates its activities on the Asset Management services which require less capital than the other InnoServ product lines.

    Selling and administrative expenses decreased in fiscal 1997 by $2,134,000 to $6,223,000 which is the result of management's efforts to reduce expenses in fiscal 1997 which included reductions in InnoServ's sales force and administrative personnel. Additionally, the decrease is due to the elimination of certain nonrecurring costs incurred in fiscal 1996 of $313,000 in restructuring costs recorded in the third quarter of fiscal 1996 as well as other training and duplicate salary expenses for the relocation of InnoServ's headquarters.

    Loss before income taxes declined by $3,090,000 to $1,620,000 in fiscal 1997 from $4,710,000 in fiscal 1996, partially as a result of improved operating margins resulting from the increase in revenue from Asset Management services which have a higher operating margin than the other product lines. In addition, the loss before income taxes in fiscal 1996 reflected special charges of $2,267,000, restructuring costs to effect the relocation of InnoServ's headquarters and spare parts repair operations, and unfavorable operating margins associated with the CT maintenance business. Because InnoServ employs field service engineers over a wide geographic area, the current level of revenues are not sufficient in certain locations to cover the direct costs of providing maintenance and repair services and the infrastructure costs to support these activities. InnoServ continues to implement plans to reorganize its service operations to more cost effectively provide the services required by its customers and to discontinue the service in selected locations upon the expiration of the existing maintenance agreements in those locations. InnoServ believes these actions, coupled with the strategic changes made in the focus and operations of InnoServ, will continue to improve InnoServ's operations.

    InnoServ recorded a $47,000 tax benefit in fiscal 1997 representing an estimated tax refund for state income taxes paid in prior years. InnoServ did not recognize a tax benefit from the operating loss for fiscal 1997. At April 30, 1997, InnoServ had an estimated net deferred tax asset before valuation allowance of $5,513,000, primarily as a result of net operating loss and tax credit carryforwards. In accordance with SFAS 109, InnoServ recorded a valuation allowance for the full amount of the net deferred tax asset. The ultimate realization of the deferred tax asset depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the deferred tax asset will be substantially realized by future operating results, due to the cumulative losses incurred in recent years, the deferred tax assets do not currently meet the criteria for recognition under SFAS 109.


FISCAL 1996 COMPARED TO FISCAL 1995

ACQUISITION OF MEDIQ EQUIPMENT & MAINTENANCE SERVICES, INC.

    On August 3, 1994, InnoServ acquired MEMS, a wholly-owned subsidiary of MEDIQ Incorporated ("MEDIQ") in exchange for 2,006,438 shares of InnoServ's common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share exercisable through August 3, 1998. An additional 20,000 shares of InnoServ's common stock were issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the Acquisition. The estimated aggregate purchase price, including expenses of the Acquisition, was approximately $6,565,000. Following the Acquisition, InnoServ combined the operations of its InnoServ Maintenance subsidiary with those of MEMS.

    Consolidated revenues for fiscal 1996 were $45,727,000, a decline of $639,000 from fiscal 1995 revenues of $46,366,000. As a result of the acquisition of MEMS on August 3, 1994, the fiscal 1995 revenues included those of the acquired operations for nine months. On a pro forma basis after giving effect to the acquisition of MEMS, the fiscal 1996 revenues declined $5,215,000 as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as a result of older equipment being upgraded or removed from service by customers and strategic changes at both Advanced Imaging Technologies
(AIT), and InnoServ's Imaging Operations. Revenues for fiscal 1996 related to CT maintenance agreements declined $7,553,000 as compared to fiscal 1995 pro forma revenues. Revenues at AIT declined $1,986,000, primarily from lower sales of equipment, X-ray film, chemistry and related accessories as a result of AIT's planned exit from the traditionally low margin institutional X-ray film market. Revenues at InnoServ's Imaging Operation decreased $1,020,000 resulting from the discontinuance of its shared services program, decreased utilization of rental equipment and fewer rental units in the fleet. These declines were offset by an increase in revenues from Asset Management services for fiscal 1996 of $5,435,000 as compared to the fiscal 1995 pro forma revenues.

    Cost of operations for fiscal 1996 decreased $1,251,000 as the costs in fiscal 1995 were 89 percent of revenues, declining to 87 percent of revenues in fiscal 1996. This decline as a percentage of revenues was due primarily to the increase in Asset Management services which has higher operating margins than the operating margins of CT maintenance agreements. In addition, InnoServ had fewer CT maintenance agreements in effect in fiscal 1996 as compared to fiscal 1995.

    InnoServ's management team, under the direction of its Chief Executive Officer who was hired in the third quarter of fiscal 1996, undertook a detailed assessment of InnoServ's internal operations, customers, competition, and InnoServ's positioning within its marketplace. This assessment led to a strategic focus which emphasized Asset Management. In support of this strategy, InnoServ adopted a plan to reorganize its operations and evaluated the realization of its assets. The financial impact of these actions was included in the special charges of $2,267,000 recorded in the fourth quarter of fiscal 1996. These charges were primarily noncash related and included: charges of $1,636,000 for the writedown of certain spare parts inventory no longer required to support InnoServ's on-going business operations, for the writedown of certain CT scanners and other equipment held for resale to their estimated market value and for physical inventory adjustments related to spare parts inventory;
charges of $394,000 to expense engineering development costs of certain diagnostic software which were previously capitalized; severance costs of $154,000 resulting from InnoServ's plan to reorganize its operations; and depreciation expense of $83,000 as a result of lowering the estimated useful lives of certain equipment (see Notes 8 and 10 to the Notes to Consolidated Financial Statements).

    The cost of operations for fiscal 1995 also included special charges of $2,609,000. These charges included a writedown of $671,000 as a result of InnoServ's election to expense all items of consumable inventory individually costing less than $100, a writedown of $426,000 in the value of certain spare parts inventory held for the repair of certain models of CT scanners under maintenance agreements which had become a minor part of InnoServ's future revenues, and a writedown of MRI equipment and related leasehold improvements, severance costs and facility closing costs associated with the relocation of the spare parts repair operation located in Corona, California to Arlington, Texas (see Note 10 to the Notes to Consolidated Financial Statements).

    Depreciation and amortization expense decreased $813,000, or 28 percent, from the prior year primarily as a result of purchase accounting adjustments recorded in the fourth quarter of fiscal 1995 associated with the Acquisition and the cost of certain rental units operated by InnoServ's Imaging Operation becoming fully depreciated at the end of fiscal 1995. Selling and administrative expenses increased $730,000, or ten percent, primarily due to the inclusion of labor expenses associated with the Acquisition for the full year in fiscal 1996 compared to only nine months in fiscal 1995. Selling and administrative expenses in fiscal 1996 also included $313,000 in restructuring costs recorded in the third quarter as well as other training and duplicate salary expenses for the relocation of InnoServ's headquarters.

    The loss before income taxes declined by $694,000 to $4,710,000 in fiscal 1996 from $5,404,000 in fiscal 1995 as a result of improved operating margins as operating units reduced operating infrastructure costs and the shift in revenues from CT maintenance agreements with lower operating margins to Asset Management service agreements which have higher operating margins. The fiscal 1996 loss before income taxes was primarily due to the special charges recorded in the fourth quarter of $2,267,000, restructuring costs, including the $411,000 recorded in the third quarter, incurred throughout the year to effect the relocation of InnoServ's headquarters and spare parts repair operations, and unfavorable operating margins associated with the CT maintenance business.

    In accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," InnoServ recorded a tax provision in fiscal 1996 of $2,479,000 as a valuation allowance to reduce its net deferred tax asset, primarily net operating loss carryforwards, tax credits and timing differences associated with accrued expenses, potentially available to InnoServ to the amount that is "more likely than not to be realized." The ultimate realization of the deferred tax assets depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the deferred tax assets will be substantially realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS 109.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at April 30, 1997, totaled $1,806,000. The principal sources of cash for fiscal 1997 were operating activities which generated $929,000 and the disposition of substantially all of the assets of AIT which generated cash flows of $788,000. Cash flows from operating activities were due primarily to the effects of depreciation and amortization, and reduction in receivables and inventory offset by and the timing of cash payments on accounts payable and accrued liabilities. The decline in inventory of $2,202,000 was primarily due to a decline in CT tube inventory as a result of lower requirements for inventory due to the declining number of CT maintenance service agreements in effect, management controls on purchases, the sale of refurbished CT and magnetic resonance imaging scanners, and the amortization of spare parts inventory. Also, deferred revenues decreased $529,000 as a result of the decrease in the number of CT service contracts. The funds generated from these sources financed $188,000 in purchases of new equipment and the net payment of $664,000 on InnoServ's long term debt.

    InnoServ's allowance for doubtful accounts at April 30, 1997 was $910,000 or 20% of gross accounts receivable. InnoServ's customers include hospitals, physician practices, outpatient clinics, and entrepreneurial operations. Some of these customers are thinly capitalized, operate on small margins and experience cash flow difficulties due to the lengthy time required to receive reimbursements from Medicare and insurance companies. Factors impacting InnoServ's allowance for doubtful accounts include the changes occurring in the health care industry, primarily the move to managed care, which has weakened healthcare providers' ability to honor their debts and have forced some of the providers out of business.

    On April 14, 1997 InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's term loan, and revolving line of credit with the bank were converted into a new term loan of $1,198,000. Borrowings under the new term loan bear interest at the rate of prime plus 1% per annum with principal payments of $125,000 which was made on April 30, 1997, and monthly installments of $54,000 beginning June 8, 1997 through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements, and restrictions on future borrowings and payment of dividends.

    InnoServ does not foresee the need to make a significant amount of capital expenditures in fiscal 1998 and believes sufficient funds will be generated from its operations to meet its working capital requirements. Should cash flows from operations not be sufficient to meet all of InnoServ's cash requirements, InnoServ would attempt to obtain a line of credit to provide the necessary funds.


CAUTIONARY STATEMENT

    The statements in this Management's Discussion and Analysis and elsewhere in this report that are forward looking are based on current expectations which involve numerous risks and uncertainties. InnoServ's future results of operations and financial condition may differ materially due to many factors including InnoServ's ability to attract and retain Asset Management contracts, competitive and regulatory conditions in the healthcare industry and other factors, many of which are beyond the control of InnoServ.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements and Financial Statement Schedule

    The following financial statements and financial statement schedule of InnoServ and the Report of Ernst & Young LLP, Independent Auditors, are included herein on the pages indicated:

                                                                            PAGE
Consolidated Financial Statements:

    Report of Ernst & Young LLP, Independent Auditors                        14

    Consolidated Balance Sheets at April 30, 1997 and April 30, 1996         15

    Consolidated Statements of Operations for the fiscal years ended
      April 30, 1997, April 30, 1996 and April 30, 1995                      16

    Consolidated Statements of Shareholders' Equity for the fiscal years
      ended April 30, 1997, April 30, 1996 and April 30, 1995                17

    Consolidated Statements of Cash Flows for the fiscal years ended
      April 30, 1997, April 30, 1996 and April 30, 1995                      18

    Notes to Consolidated Financial Statements                               20



Financial Statement Schedule:

    Schedule II - Valuation and Qualifying Accounts


    Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




Board of Directors
InnoServ Technologies, Inc.


    We have audited the accompanying consolidated balance sheets of InnoServ Technologies, Inc. as of April 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed at the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnoServ Technologies, Inc. at April 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Fort Worth, Texas
July 15, 1997

                             INNOSERV TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share amounts)

                                                     April 30,      April 30,
                                                       1997           1996
                                                     ---------      ---------

ASSETS
Current assets
  Cash and cash equivalents                          $   1,806      $     941
  Receivables                                            3,693          5,238
  Inventory                                              5,256          7,458
  Prepaid expenses                                         453            350
                                                     ---------      ---------
       Total current assets                             11,208         13,987

Equipment, net                                           4,491          6,186
Goodwill, net                                            3,392          3,544
Other assets                                                11            123
                                                     ---------      ---------
                                                     $  19,102      $  23,840
                                                     ---------      ---------
                                                     ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                  $     629      $     862
  Accounts payable                                       3,658          4,613
  Accrued liabilities                                    2,224          3,090
  Deferred revenues                                      3,719          4,399
                                                     ---------      ---------
       Total current liabilities                        10,230         12,964

  Long-term debt, less current portion                     479            910

Commitments and contingencies

Shareholders' equity
  Preferred stock, $.01 par value:  5,000,000
    shares authorized; no shares issued                     --             --
  Common stock, $.01 par value:  10,000,000
    shares authorized; 5,035,833 issued                     51             51
  Paid-in capital                                       17,303         17,303
  Accumulated deficit                                   (8,961)        (7,388)
                                                     ---------      ---------
       Total shareholders' equity                       8,393           9,966
                                                     ---------      ---------
                                                     $ 19,102       $  23,840
                                                     ---------      ---------
                                                     ---------      ---------

The accompanying notes are an integral part of these financial statements.

                             INNOSERV TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)

For the years ended April 30, 1997, April 30, 1996 and April 30, 1995

                                                 1997        1996        1995
                                               --------    --------    --------
Revenues:
   Service revenues                            $37,894     $40,533     $39,321
   Sale of parts                                 4,493       5,194       7,045
                                               -------    --------    --------

    Total revenues                              42,387      45,727      46,366

Costs:
   Cost of parts                                 2,744       3,533       5,118
   Cost of services                             33,110      36,279      35,945
                                               -------    --------    --------
    Total cost of operations                    35,854      39,812      41,063

    Gross profit                                 6,533       5,915       5,303

Depreciation and amortization                    1,998       2,096       2,909
Selling and administrative                       6,223       8,357       7,627
                                               -------    --------    --------

Loss from operations                            (1,688)     (4,538)     (5,233)

Interest expense, net                             (112)       (172)       (171)
Other income                                       180          --          --
                                               -------    --------    --------

Loss before income taxes                        (1,620)     (4,710)     (5,404)

Provision (benefit) for income taxes               (47)      2,479      (1,774)
                                               -------    --------    --------

Net loss                                       $(1,573)   $ (7,189)   $ (3,630)
                                               -------    --------    --------
                                               -------    --------    --------

Per share information:

    Net loss                                   $ (0.31)   $  (1.43)   $  (0.81)
                                               -------    --------    --------
                                               -------    --------    --------

Weighted average shares outstanding              5,036       5,036       4,511
                                               -------    --------    --------
                                               -------    --------    --------


The accompanying notes are an integral part of these financial statements.

                             INNOSERV TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (In thousands, except share amounts)

For the years ended April 30, 1997, April 30, 1996 and April 30, 1995


                                                Common Stock                      Retained
                                              ($.01 par value)                    earnings
                                         -------------------------    Paid-in   (accumulated
                                           Shares          Amount     capital      deficit)    Total
                                         ------------    ---------  ----------  ------------  --------
Balance, April 29, 1994                   2,951,495         $   30    $ 11,172    $  4,198    $ 15,400

  Net loss                                      --             --          --       (3,630)     (3,630)
  Acquisition of MEMS                     2,026,438             20       5,914         --        5,934
  Cash dividends ($.23 per share)               --             --          --         (767)       (767)
  Exercise of stock options                  57,900              1         217         --          218
                                          ---------         ------    --------    --------    --------
Balance, April 30, 1995                   5,035,833             51      17,303        (199)     17,155

  Net loss                                      --             --           --      (7,189)     (7,189)
                                          ---------         ------    --------    --------    --------

Balance, April 30, 1996                   5,035,833             51      17,303      (7,388)      9,966



  Net loss                                      --             --          --       (1,573)     (1,573)
                                          ---------         ------    --------    --------    --------

Balance, April 30, 1997                   5,035,833         $   51    $ 17,303    $ (8,961)   $  8,393
                                          ---------         ------    --------    --------    --------
                                          ---------         ------    --------    --------    --------

The accompanying notes are an integral part of these financial statements.

                             INNOSERV TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

For the years ended April 30, 1997, April 30, 1996 and April 30, 1995

                                               1997           1996        1995
                                               ----           ----        ----
Cash flows from operating activities:
Net loss                                    $(1,573)       $(7,189)    $(3,630)
Adjustments to reconcile net loss
  to net cash flows from operations:
    Depreciation and amortization             1,998          2,096       2,909
    Loss (gain) on disposal of equipment         --            (98)        681
    Provision for deferred income taxes          --          3,347      (1,839)
    Changes in assets and liabilities:
  Receivables                                   977           (701)      1,062
  Inventory                                   1,840          1,741       1,774
  Prepaid expenses                             (105)           182         163
  Accounts payable                             (942)         1,398         399
  Accrued liabilities                          (849)        (1,138)       (561)
  Deferred revenues                            (529)         1,894        (155)
  Other assets                                  112            459        (205)
                                              -----         ------       -----

Net cash provided by operations                 929          1,991         598

Cash flows from investing activities:
  Acquisition of business operations             --             --        (346)
  Sale of equipment                              --            180         234
  Sale of AIT assets                            788             --          --
  Purchase of equipment                        (188)        (1,427)       (844)
                                              -----         ------       -----

Net cash provided by (used for)
  investing activities                          600         (1,247)       (956)

                               (continued on next page)

                             INNOSERV TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (continued)

For the years ended April 30, 1997, April 30, 1996 and April 30, 1995


                                                             1997        1996        1995
                                                           -------     -------      ------
Cash flows from financing activities:
  Increase (decrease) in borrowings from line of credit       (256)     (2,649)      2,905
  Proceeds from the issuance of long-term debt                 198       1,500         --
  Payments on long-term debt                                  (500)       (125)        --
  Payments under capital lease obligations                    (106)       (356)     (1,512)
  Exercise of stock options                                    --          --          218
  Payment of dividends                                         --          --         (767)
                                                            ------     -------      ------

Net cash provided by (used for) financing activities          (664)     (1,630)        844
                                                            ------     -------      ------

Net increase (decrease) in cash and cash equivalents           865        (886)        486
Cash and cash equivalents at beginning of period               941       1,827       1,341
                                                            ------     -------      ------

Cash and cash equivalents at end of period                  $1,806     $   941      $1,827
                                                            ------     -------      ------
                                                            ------     -------      ------


The accompanying notes are an integral part of these financial statements.

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements
April 30, 1997

1.  Description of Business

    InnoServ provides comprehensive asset management systems and services and multi-vendor maintenance and repair services for healthcare facilities, offers mobile computed tomography and cardiac catheterization units for lease and distributes radiology supplies and equipment on a nationwide basis.

2.  Summary of Significant Accounting Policies

Principles of consolidation
    The consolidated financial statements include the accounts of InnoServ and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. In April 1995, InnoServ changed its fiscal year end to April 30. Previously, InnoServ's fiscal year ended on the Friday nearest the end of April. As a result, the year ended April 30, 1995 consisted of 52 weeks and two days.

    Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the fiscal 1997 presentation.

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

Receivables
    Receivables are stated net of an allowance for doubtful accounts of $910,000 and $1,015,000 at April 30, 1997 and 1996, respectively.

Concentrations of credit risk
    Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising InnoServ's customer base. InnoServ reviews a potential customer's credit history before extending credit. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


Inventory
    Equipment held for resale, X-ray tubes, film and other radiological supplies are carried at the lower of cost or market value. Spare parts relating to maintenance services are carried at average cost and expensed when used or sold. Spare parts inventory is amortized over the estimated useful lives of the parts which range from seven to ten years. Spare parts inventory is stated at cost net of such accumulated amortization and allowances of $5,040,000 and $4,611,000 at April 30, 1997 and 1996, respectively. The estimated useful lives and carrying value of spare parts inventory are evaluated based upon historical usage and the type and duration of the maintenance contracts in effect. Inventory at April 30, 1997 and 1996 consisted of the following (in thousands):

                                             April 30,           April 30,
                                                1997               1996
                                            ----------          ----------
    Spare parts and supplies, net           $    4,484          $    5,580
    Inventory held for resale                      772               1,878
                                            ----------          ----------
                                            $    5,256          $    7,458
                                            ----------          ----------
                                            ----------          ----------

Equipment
    Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to ten years. Maintenance and repairs are charged against income and betterments are capitalized. Equipment at April 30, 1997 and 1996 consisted of the following (in thousands):

                                             April 30,           April 30,
                                               1997                1996
                                            -----------         -----------

    Cost                                    $   27,907             $28,090
    Less accumulated depreciation              (23,416)            (21,904)
                                            ----------          -----------
                                            $    4,491          $    6,186
                                            -----------         -----------
                                            -----------         -----------

    Depreciation expense for fiscal years ended April 30, 1997, April 30, 1996 and April 30, 1995 was $1,846,000, $1,942,000 and $2,779,000, respectively.

Income taxes
    Deferred tax assets and liabilities are recognized for the anticipated future tax effects of differences between their carrying amounts for financial reporting purposes and the amounts used for income tax purposes (See Note 11).

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


Goodwill
    Cost of approximately $4,445,000 in excess of the net assets acquired in purchase transactions is being amortized using the straight-line method over periods ranging from 20 to 40 years. Related accumulated amortization at April 30, 1997 and 1996 was $1,053,000 and $901,000, respectively.

Long-term assets
    InnoServ evaluates the carrying value of long-term assets, including goodwill based upon future anticipated undiscounted cash flows and recognizes an impairment when it is probable that such estimated future cash flows will be less than the carrying value of the asset.

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

    Amounts invoiced in advance of the provision of service under maintenance contracts are not included in receivables as of the balance sheet date. Such amounts are classified as deferred revenues if payment was received as of the balance sheet date.

Interest expense, net
    Interest expense is net of interest income of $33,000, $22,000 and, $99,000 for the years ended April 30, 1997, 1996, and 1995, respectively.

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


Stock based compensation
    InnoServ grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the underlying common stock at the date of grant. InnoServ has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of InnoServ's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Proceeds from common stock issued pursuant to InnoServ's employee stock option plans are credited to common stock and paid-in capital at the time an option is exercised.

Earnings per share
    Earnings per share amounts are computed based upon the weighted average shares of common stock and common stock equivalents outstanding during each period. Outstanding stock options are included as common stock equivalents using the treasury stock method. If the computation of fully diluted earnings per share is anti-dilutive, only primary earnings per share amounts are presented.

Impact of recently issued accounting standards
    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. InnoServ is required to adopt SFAS No. 128 in the third quarter of fiscal 1998. The adoption of this standard is expected to impact earnings per share calculations. However, the adoption will have no impact on InnoServ's results of operations.

3.  Supplemental Cash Flow Disclosure

    Interest and income taxes paid in the years ended April 30, 1997, April 30, 1996 and April 30, 1995 were as follows (in thousands):

                              1997           1996           1995
                            ------         ------         ------

    Interest                $  211         $  209         $  225
    Income taxes            $   55         $   20         $  --

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

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


$5,900,000 plus other costs associated with the Acquisition of $665,000. Cash acquired amounted to $173,000.

4.   Asset Sales

    On March 17, 1997, InnoServ sold substantially all of the net assets of Advanced Imaging Technologies, Inc. to Merry X-Ray Corporation for $788,000 in cash, which approximated the net carrying value of such assets. In connection with the sale, InnoServ also entered into a consulting agreement pursuant to which InnoServ received $180,000. InnoServ believes all services which are required to be provided under the consulting agreement were provided before April 30, 1997. Accordingly, the amount received by InnoServ for consulting services is reflected as "Other income" in the Statement of Operations for fiscal 1997. Revenues for AIT in fiscal 1997, 1996, and 1995 were $5,221,000, $6,186,000, and $8,172,000, respectively.

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


5.  Long term debt

    Long term debt at April 30, 1997 and 1996 consisted of the following (in thousands):

                                                       April 30,    April 30,
                                                          1997         1996
                                                        --------     --------

    Bank term loan                                       $ 1,073      $ 1,375

    Bank revolving line of credit                             --          256

    Capital lease obligations payable in varying
     installments through December 1997,
     at fixed rates ranging from 9.50% to 12.05%              35          141
                                                        --------     --------

                                                           1,108        1,772
    Less amount classified as current                       (629)        (862)
                                                        --------     --------

    Total long-term debt                                 $   479      $   910
                                                        --------     --------
                                                        --------     --------


    On April 14, 1997, InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's prior revolving line of credit and term loan agreements with the bank were converted into a new term loan aggregating $1,198,000. Borrowings under the new term loan bear interest at the rate of prime (8.5% at April 30, 1997) plus 1% per annum with principal payments of $125,000 which was made on April 30, 1997 and monthly installments of $54,000 beginning June 8, 1997 through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. The weighted average interest rate in effect on all short-term borrowings for the years ended April 30, 1997 and 1996, were 9.50% and 8.80%, respectively. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends.

Annual principal payments on long-term debt are required as follows (in thousands):

      Year
     Ending
    April 30
    --------

    1998                     $ 629
    1999                       479
                             -----
                           $ 1,108
                           -------
                           -------

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


6.  Stock Options

    InnoServ has incentive plans which provide for the granting of stock options to key employees to purchase common stock at a purchase price of not less than fair market value, as defined by such plans, on the date of the grant. In September 1988, InnoServ adopted a stock option plan for nonemployee directors to purchase common stock at a purchase price of not less than the fair market value, as defined by the plan, on the date of the grant. The options granted under the plans are exercisable in three equal installments over a three year vesting period, and expire over periods ranging from five to ten years after the grant date. The changes in stock options outstanding for the years ended April 30, 1997, April 30, 1996 and April 30, 1995 were as follows:

                                               Number     Weighted-Average
                                             of Shares     Exercise Price
                                             ---------    ----------------

    Outstanding at April 29, 1994              413,873               $4.47

       Granted                                  68,000                4.35
       Canceled                                (96,139)               4.67
       Exercised                               (57,900)               3.76
                                             ---------             -------
    Outstanding at April 30, 1995              327,834                4.34

       Granted                                 373,000                3.51
       Canceled                               (266,934)               4.39
                                             ---------             -------
    Outstanding at April 30, 1996              433,900                3.60

       Granted                                  46,000                3.52
       Canceled                                (48,500)               3.35
                                             ---------             -------
    Outstanding at April 30, 1997              431,400              $ 3.62
                                             ---------             -------
                                             ---------             -------

    Options exercisable at April 30, 1997      152,069              $ 3.77
                                             ---------             -------
                                             ---------             -------

    Options exercisable at April 30, 1996       44,500              $ 4.06
                                             ---------             -------
                                             ---------             -------

    Options exercisable at April 30, 1995      232,344              $ 4.20
                                             ---------             -------
                                             ---------             -------

The weighted average fair value of options granted during fiscal 1997 is $1.29.

    At April 30, 1997 and 1996, there were 48,600 and 279,573 shares of common stock available for future grant, respectively. The weighted average remaining contractual life of the outstanding options at April 30, 1997 is
7.7 years.

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: risk-free interest rates of 6.25% for both years; no dividend yields for both years; volatility factors of the expected market price of the Company's common stock of .405 and .504; and a weighted-average expected life of the options of 4.5 years.

    The Black-Scholes option valuation model is used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of the options. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The pro forma effects on the net loss for fiscal 1997 and 1996 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. The Company's pro forma information follows (in thousands of dollars, except for earnings per share information):

                                                  1997               1996
                                                 ------             ------

Pro forma net loss                              $(1,679)           $(7,232)

Pro forma net loss per share
   (primary and fully diluted)                  $ (0.33)           $ (1.44)

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


7.  Retirement Plan

    InnoServ sponsors a voluntary retirement benefit plan (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code. The Plan is available to all employees of InnoServ who have completed three months of continuous service and are age twenty-one or older. Employee contributions are based on a percentage of pre-tax compensation as elected by the employee to a maximum of 15 percent. InnoServ contributes an amount equal to 25 percent of the employee's pre-tax contributions limited to a maximum matching of $500 annually. InnoServ's costs related to the Plan for the years ended April 30, 1997, April 30, 1996 and April 30, 1995 were $96,000, $85,000, and $117,000, respectively.


8.  Restructuring

    In the fourth quarter of fiscal 1996, InnoServ adopted a plan to reorganize its operations in order to strategically focus on its comprehensive asset management services business ("Asset Management"). As a result of this reorganization, InnoServ recorded restructuring charges in the fourth quarter of fiscal 1996 of $154,000 for employee termination benefits for 25 employees. As of April 30, 1997, the reorganization was completed. In addition, during the third quarter of fiscal 1996, InnoServ relocated its headquarters from Corona, California to Arlington, Texas which resulted in additional restructuring charges of $411,000 during that quarter.

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


9.  Acquisition of MEDIQ Equipment & Maintenance Services, Inc.

    On August 3, 1994, InnoServ acquired MEMS, a wholly-owned subsidiary of MEDIQ, in exchange for 2,006,438 shares of InnoServ's common stock and a warrant to purchase 325,000 shares thereof at an exercise price of $6.25 per share exercisable through August 3, 1998. An additional 20,000 shares of InnoServ's common stock were issued to MEDIQ in connection with a noncompetition agreement which became effective as of the closing of the Acquisition. The aggregate purchase price, including expenses of the Acquisition, was approximately $6,565,000. The excess of the purchase price over the fair values of the net assets acquired was $1,637,000 and is being amortized on a straight-line basis over 20 years. Following the Acquisition, InnoServ combined the operations of its InnoServ Maintenance subsidiary with those of MEMS.

    The accounts of MEMS are included in InnoServ's consolidated financial statements and, accordingly, the Consolidated Statement of Operations for the year ended April 30, 1995 includes the operating results of MEMS beginning August 3, 1994. The following unaudited Pro Forma summary for fiscal 1995 gives effect to the Acquisition as if such transaction had occurred as of April 30, 1994, and in the opinion of InnoServ includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the period presented.

                                         Year Ended
                                       April 30, 1995
                                     -----------------
                                       (In thousands,
                                    except net earnings
                                        per share)

Revenues                                $  50,942
Net loss                                $  (2,872)
Earnings per share                      $   (0.57)

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


10. Special Charges

    In fiscal 1996, InnoServ's management team undertook a detailed assessment of InnoServ's internal operations, customers, competition, and InnoServ's positioning within its marketplace. This assessment led to a strategic focus which emphasizes the Asset Management, capabilities, and services of InnoServ Technologies Maintenance Services, Inc. In support of this strategy, InnoServ adopted a plan to reorganize its operations and evaluated the realization of its assets. The financial impact of these actions was recorded as special charges of approximately $2,267,000 in the fourth quarter of fiscal 1996. These charges were included in cost of operations and consisted of the following (in thousands):


    Inventory:
       Writedown for impairment of inventory (1)                   $ 1,003
       Writedown of equipment held for resale (2)                      292
       Writedown for physical inventory of spare parts                 192
       Other                                                           149
                                                                    ------
                                                                     1,636

    Capitalized development costs expensed (3)                         394
    Severance arrangements (4)                                         154
    Equipment accumulated depreciation (5)                              83
                                                                    ------
                                                                   $ 2,267
                                                                    ------
                                                                    ------

    Notes:
    (1) Represents the unamortized balance of spare parts inventory no longer required to support InnoServ's on-going business.

    (2) Certain CT scanners and other equipment held for resale were written down to their estimated market value.

    (3) Engineering development costs of certain diagnostic software which were previously capitalized have been charged to expense.

    (4) Relates to severance amounts estimated to be paid to employees as a result of InnoServ's plan to reorganize its operations to strategically focus on its Asset Management business (See Note 8).

    (5) Represents additional depreciation as a result of lowering the estimated useful lives of certain equipment.

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


    Fiscal 1995 results included special charges of approximately $2,961,000 which were classified as follows (in thousands):


    Charges included in cost of operations:
       Writedown of consumable inventory (1)                         $ 671
       Writedown for impairment of inventory (2)                       426
       Writedown for impairment of MRI equipment
          and related leasehold improvements (3)                       948
       Severance arrangements (3)                                      385
       Closure of California repair operations (3)                     179
                                                                    ------
                                                                     2,609

    Charges included in selling and administrative expenses:
       Severance arrangements (4)                                      280
       Other                                                            72
                                                                    ------
                                                                       352
                                                                    ------
                                                                   $ 2,961
                                                                    ------
                                                                    ------


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

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


11. Income Taxes

    The provision (benefit) for income taxes for the years ended April 30, 1997, April 30, 1996 and April 30, 1995 consisted of the following (in thousands):

                                                  1997      1996      1995
                                                  ----      ----      ----

    Current:
       Federal                                   $  --    $ (868)     $ --
       State                                       (47)       --        65
                                                  ----      ----     -----
                                                   (47)     (868)       65
    Deferred:
       Federal                                      --     2,983    (1,597)
       State                                        --       364      (242)
                                                  ----      ----     -----
                                                    --     3,347    (1,839)
                                                  ----      ----     -----
                                                 $ (47)  $ 2,479  $ (1,774)
                                                  ----      ----     -----
                                                  ----      ----     -----

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset at April 30, 1997 and 1996 were as follows (in thousands):

                                             April 30,      April 30,
                                                1997          1996
                                               -------       ------

    Deferred tax assets:
      Net operating loss carryforwards         $ 3,137        $ 2,429
      Tax credits                                1,400          1,400
      Accrued expenses                             350            428
      Allowance for doubtful accounts              335            383
      Inventory                                    343            361
      Deferred compensation                        268            311
      Other                                        ---             29
                                                ------          -----
        Gross deferred tax asset                 5,833          5,341

      Valuation allowance for deferred
       tax asset                                (5,513)        (5,031)
                                                ------         ------
        Total deferred tax asset                   320            310

    Deferred tax liabilities:
      Equipment                                   (320)          (310)
                                                ------         ------
        Net deferred tax asset                   $ ---          $ ---
                                                ------         ------
                                                ------         ------


    In accordance with SFAS 109, InnoServ recorded a tax provision in fiscal 1996 of $2,479,000 as a valuation allowance to reduce its net deferred tax asset potentially available to InnoServ to the amount that is "more likely than not to be realized" due to continuing operating losses. The ultimate realization of the deferred tax assets depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the deferred tax assets will be substantially realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS 109.

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


    The net change in the valuation allowance during fiscal 1997 was $482,000. Approximately $1,214,000 of the recorded valuation allowance of $5,513,000 relates to deferred tax assets resulting from the acquisition of MEMS (see Note
9). To the extent realized, any tax benefit related to the valuation allowance arising from the Acquisition will be applied to reduce costs in excess of net assets acquired.

    The following is a reconciliation of income tax computed at the U.S. federal statutory tax rates to the rates utilized to compute the provision (benefit) for income taxes for the years ended April 30, 1997, April 30, 1996, and April 30, 1995:


                                                  1997      1996      1995
                                                  ----      ----      ----

    Tax at U.S. statutory rates                  (34.0)%   (34.0)%   (34.0)%
    State income taxes net of
      federal tax benefit                         (3.5)     (3.8)     (3.9)
    Change in valuation allowance                 30.7      88.6       2.4
    Other                                          3.8       1.8       2.7
                                                  ----      -----    -----
                                                  (3.0)%     52.6%   (32.8)%
                                                  ----      -----     ----
                                                  ----      -----     ----


    For federal income tax purposes, InnoServ has approximately $1,200,000 of investment tax credit carryforwards which expire between 2000 through 2002. InnoServ also has an alternative minimum tax credit carryforward of approximately $200,000 for federal income tax purposes. InnoServ has net operating loss carryforwards for federal income tax purposes of $8,172,000 as of April 30, 1997 which will begin to expire in 2011.

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)


12. Capital and Operating Leases

    InnoServ acquired certain equipment leases with third parties associated with the Acquisition. InnoServ also leases real properties under operating leases expiring on various dates through September 2001. Some of the leases contain renewal options. All real property leases require the payment by InnoServ of property taxes, maintenance, insurance and other incidental expenses. Rent expense for the years ended April 30, 1997, April 30, 1996, and April 30, 1995 was approximately $732,000, $779,000 and $834,000, respectively.

    Future minimum rental payments, including interest thereon, under these capital and noncancelable operating leases with third parties at April 30, 1997 were as follows (in thousands):


     Year                            Capital      Operating
    Ending                            Leases        Leases           Total
    ------                            ------       --------          -----

    1998                                $ 35          $ 595          $ 630
    1999                                 --             549            549
    2000                                 --             549            549
    2001                                 --             549            549
    2002                                 --             229            229
                                        ----         ------          -----

                                        $ 35        $ 2,471        $ 2,506
                                        ----         ------          -----
                                        ----         ------          -----



    Equipment includes the following assets held under capital leases at April 30, 1997 and 1996:

                                   April 30,      April 30,
                                     1997           1996
                                   --------       --------

    Cost                               $ 38          $ 414
    Less accumulated depreciation       (31)          (378)
                                        ---            ---
                                        $ 7           $ 36
                                        ---            ---
                                        ---            ---

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies

    InnoServ is party to a lawsuit filed on April 12, 1995 in Superior Court in the County of Riverside, California by two former employees who have claimed wrongful termination in retaliation for filing a claim with the U.S. Department of Labor. The plaintiffs have sought damages in the amount of approximately $1,000,000. InnoServ has responded and is defending vigorously. While the outcome of this matter is not currently determinable, InnoServ believes that the ultimate liability related to this matter will not materially exceed amounts currently accrued in the financial statements.

    InnoServ is involved in other various legal actions, claims and proceedings of a nature considered normal to the conduct of its business. InnoServ believes, after reviewing such matters and consulting with counsel, that any liability which may ultimately be incurred with respect to these matters is not expected to have a material effect on either InnoServ's financial condition or results of operations.

InnoServ Technologies, Inc.
Notes to Consolidated Financial Statements (continued)

14. Quarterly Financial Information (Unaudited)

    Unaudited summarized financial data by quarter for the years ended April 30, 1997 and 1996 were as follows (in thousands, except per share amounts):

                                  First    Second     Third    Fourth
                                Quarter   Quarter   Quarter   Quarter
                                -------   -------   -------   -------
    1997
    ----
    Revenues                    $11,788   $10,684   $10,231   $ 9,684
    Gross profit                  1,765     1,563     2,102     1,103
    Income (loss) before
      income taxes (b)           (  627)  (   456)       36    (  573)
    Net income (loss)            (  627)  (   456)       36    (  526)
    Net income (loss) per share   (0.12)   ( 0.09)     0.01    ( 0.11)
    Weighted average shares
      outstanding                 5,036     5,036     5,036     5,036

    1996
    ----
    Revenues                   $ 11,968  $ 11,898  $ 11,062  $ 10,799
    Gross profit (loss)           2,502     2,651     1,799    (1,037)
    Income (loss) before
      income taxes (a)             (188)      308      (902)   (3,928)
    Net income (loss)              (113)      185      (540)   (6,721)
    Net income (loss) per share   (0.02)     0.04     (0.11)    (1.33)
    Weighted average shares
      outstanding                 5,039     5,036     5,037     5,036


    (a) Loss before income taxes in the fourth quarter of fiscal 1996 included special charges aggregating $2,267,000, as described in Note 10.

    (b) Loss before income taxes in the fourth quarter of fiscal 1997 included a reduction of approximately $500,000 in certain reserves for sales allowances and other liabilities. Such reductions were a result of management's ongoing evaluation of estimated obligations.

INNOSERV TECHNOLOGIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                            Balance at                              Balance at
                           Beginning of   Charged to  Deductions/     End of
    Description               Period         Cost      Writeoffs      Period
    -----------            ------------   ----------  -----------   ----------

    Allowance for
    Doubtful Accounts

    April 30, 1995              $   842     $    961(1)    $ (374)     $ 1,429
    April 30, 1996                1,429          (89)        (325)       1,015
    April 30, 1997                1,015          ( 8)        ( 97)         910

    Allowance for
    Inventory Amortization

    April 30, 1995              $ 4,376      $   584     $ (1,500)     $ 3,460
    April 30, 1996                3,460        1,299         (148)       4,611
    April 30, 1997                4,611          850         (421)       5,040

    (1) Includes an additional allowance of $539,000 from the MEMS Acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                       PART III
                                       --------



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item will be included in the registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for September 15, 1997, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item will be included in the registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for September 15, 1997, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item will be included in the registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for September 15, 1997, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item will be included in the registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for September 15, 1997, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                       PART IV
                                       -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

    (a)  Financial Statements and Financial Statement Schedule:

         The financial statements and schedule listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" included in Item 8 of Part II of this report, commencing at page 13, are filed as part of this report.

    (b)  Reports on Form 8-K:

         During the three months ended April 30, 1997, no reports were filed by Registrant on Form 8-K.

    (c)  Exhibits:

         The information required by this portion of Item 14 is set forth in the Index to Exhibits beginning on page 45.

                                  POWER OF ATTORNEY

    The Registrant and each person whose signature appears below hereby appoints each of Michael G. Puls and Michael Sandler as attorney-in-fact, each with full power to act alone, to execute in the name and on behalf of the Registrant and any such person, individually and in each capacity stated below, one or more amendments to this report, which amendments may make such changes in this report as any of said attorneys-in-fact deems appropriate, and to file each such amendment to this report together with all exhibits thereto and any and all documents in connection therewith.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INNOSERV TECHNOLOGIES, INC.
                                           (Registrant)

Date:  July 29, 1997                   By:   /s/ Michael Sandler
                                           ---------------------
                                       Michael Sandler
                                       Vice President and Chief Financial
                                       Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                             Title                    Date
----------                             -----                    ----

  /s/ Dudley Rauch                     Chairman of the Board    July 29, 1997
------------------                     of Directors
Dudley A. Rauch

  /s/ Samuel Salen                     Vice Chairman and        July 29, 1997
------------------                     Secretary of the
Samuel Salen, M.D.                     Board of Directors


  /s/ Michael G. Puls                  President and Chief      July 29, 1997
---------------------                  Executive
Michael G. Puls                        Officer, Director


  /s/ Michael Sandler                  Vice President and       July 29, 1997
---------------------                  Chief Financial
Michael Sandler                        Officer, Principal
                                       Financial and
                                       Accounting Officer,
                                       Director

Signatures                             Title                    Date
----------                             -----                    ----

  /s/ Bernard Korman                   Director                 July 29, 1997
--------------------
Bernard J. Korman


  /s/ Michael M. Sachs                 Director                 July 29, 1997
----------------------
Michael M. Sachs


  /s/ Michael Sandler                  Director                 July 29, 1997
---------------------
Michael F. Sandler


  /s/ David A. Wegmann                 Director                 July 29, 1997
----------------------
David A. Wegmann


  /s/ Thomas Carroll                   Director                 July 29, 1997
--------------------
Thomas Carroll

                                    INDEX TO EXHIBITS

Exhibit
  No.                            Description of Exhibit
-------                          ----------------------


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

    3.1 Articles of Incorporation of the Registrant, as amended prior to September 14, 1988 (1).

    3.2 Certificate of Amendment of Articles of Incorporation of the Registrant dated September 14, 1988 (4).

    3.3 Certificate of Determination of Preferences of Series A Preferred Stock of the Registrant (1).

    3.4 Certificate of Amendment to Certificate of Determination of Preferences (4).

    3.5  Bylaws of the Registrant, as amended (1).

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

    10.4 Amended and Restated Credit Agreement dated as of March 31, 1993 by and between Bank of America and the Registrant and related Exhibits
         (5).

    10.5 Employee Stock Purchase Plan (2).

Exhibit
  No.                           Description of Exhibit
-------                         ----------------------

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

    10.18 Security Agreement dated as of September 20, 1995 by and between Registrant and Bank of America National Trust and Savings Association
          (8).

Exhibit
  No.                           Description of Exhibit
-------                         ----------------------


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

    10.25 Letter Agreement of Employment dated December 8, 1995 between Registrant and Michael G. Puls.

    10.26 Letter Agreement of Employment dated January 3, 1996 between Registrant and Thomas E. Hoefert.

    10.27 Indemnity Agreement dated as of January 25, 1996 by and between Registrant and Michael G. Puls (9).

    10.28 Indemnity Agreement dated as of January 25, 1996 by and between Registrant and Thomas E. Hoefert (9).

    10.29 Revolving Credit Agreement dated as of August 12, 1996, in the principal amount of $500,000 payable by the Registrant to Overton Bank & Trust, N.A. (10)

    10.30 Revolving Credit Agreement dated as of October 12, 1996, in the principal amount of $500,000 payable by the Registrant to Overton Bank & Trust, N.A. (11)

Exhibit
  No.                           Description of Exhibit
-------                         ----------------------

    10.31 Revolving Credit Agreement dated as of November 12, 1996, in the principal amount of $500,000 payable by the Registrant to Overton Bank & Trust, N.A. (11)

    10.32 Form of Security Agreement dated as of November 12, 1996, between Overton Bank & Trust, N.A. and each of InnoServ Technologies, Inc., InnoServ Technologies Maintenance Services, Inc., Advanced Imaging Technologies, Inc. and Sietec, Inc. (11)

    10.33 Letter Agreement dated December 12, 1996, amending the Loan Agreement dated as of December 15, 1995, by and between Registrant and Overton Bank & Trust, N.A. (11)

    10.34 Indemnity Agreement dated as of September 17, 1996 by and between Registrant and Thomas E. Carroll as director. (12)

    10.35 Stock Option Agreement dated as of December 11, 1996 by and between Registrant and Michael G. Puls. (12)

    10.36 Bonus Agreement dated December 20, 1996, between Registrant and Michael G. Puls. (12)

    10.37 Bonus Agreement dated December 20, 1996, between Registrant and Thomas Hoefert. (12)

    10.38 Amended Bonus Agreement for Michael G. Puls

    10.39 Amended Bonus Agreement for Thomas E. Hoefert

    10.40 Loan agreement dated as of April 14, 1997 in the principal amount of $1,197,573.00 payable by the Registrant to Overton Bank & Trust, N.A.

    11.1  Computation of Per Share Earnings.

    21.1  Subsidiaries.

    23.1  Consent of Ernst & Young LLP.

    27.1  Financial Data Schedule.

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

    (10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1996.

    (11) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1996.

    (12) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1997.

    (13) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1996.