Form 10-Q
period 1997-07-31
INNOSERV TECHNOLOGIES INC
filed 1997-09-15
CIK 746072

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JULY 31, 1997


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

    At September 8, 1997, the Registrant had outstanding 5,035,833 shares of its common stock, $.01 par value.

                             INNOSERV TECHNOLOGIES, INC.
                                      FORM 10-Q
                                    JULY 31, 1997


                                  TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

       Consolidated Balance Sheets as of July 31, 1997, and April 30, 1997    3

       Consolidated Statements of Operations for the three months ended
        July 31, 1997 and 1996                                                4

       Consolidated Statements of Cash Flows for the three months ended
        July 31, 1997 and 1996                                                5

       Notes to Consolidated Financial Statements                             6


    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                               10

    Item 2.  Changes in Securities                                           10

    Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                   11

INDEX TO EXHIBITS                                                            12

                             INNOSERV TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share amounts)


                                                         July 31,     April 30,
                                                           1997         1997
                                                        ----------   ----------
                                                        (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                              $ 2,548       $ 1,806
  Receivables                                              2,871         3,693
    Inventory:
    Spare parts and supplies, net                          4,404         4,484
    Inventory held for sale                                  987           772
  Prepaid expenses                                           328           453
                                                         -------       -------
    Total current assets                                  11,138        11,208

Equipment, net                                             4,143         4,491
Goodwill, net                                              3,354         3,392
Other assets                                                   9            11
                                                         -------       -------
                                                         $18,644       $19,102
                                                         -------       -------
                                                         -------       -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                      $   670       $   629
  Accounts payable                                         4,026         3,658
  Accrued liabilities                                      1,915         2,224
  Deferred revenues                                        3,575         3,719
                                                         -------       -------
    Total current liabilities                             10,186        10,230

Long-term debt, less current portion                         317           479

Shareholders' equity
  Preferred stock, $.01 par value: 5,000,000
    shares authorized; no shares issued                       --            --
  Common stock, $.01 par value: 10,000,000
    shares authorized; 5,035,833 issued                       51            51
  Paid-in capital                                         17,303        17,303
  Accumulated deficit                                     (9,213)       (8,961)
                                                         -------       -------
    Total shareholders' equity                             8,141         8,393
                                                         -------       -------
                                                         $18,644       $19,102
                                                         -------       -------
                                                         -------       -------

   The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                  Three Months Ended
                                                       July 31,
                                                  ------------------
                                                   1997        1996
                                                  ------      -------
Revenues:
  Service revenues                                $8,518      $10,394
  Sale of parts                                      626        1,394
                                                  ------      -------
  Total revenues                                   9,144       11,788
Costs:
  Cost of services                                 7,502        8,998
  Cost of parts                                       99        1,025
                                                  ------      -------
  Total cost of operations                         7,601       10,023

    Gross profit                                   1,543        1,765

Depreciation and amortization                        394          511
Selling and administrative                         1,384        1,854
                                                  ------      -------

Loss from operations                                (235)        (600)

Interest expense, net                                 17           27
                                                  ------      -------

Loss before income taxes                            (252)        (627)
Provision (benefit) for income taxes                  --           --
                                                  ------      -------

Net loss                                          $ (252)     $  (627)
                                                  ------      -------
                                                  ------      -------

Per share information:
  Net loss                                        $ (.05)     $  (.12)
                                                  ------      -------
                                                  ------      -------

Weighted average shares outstanding                5,036        5,036
                                                  ------      -------
                                                  ------      -------

The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                           Three Months Ended
                                                                July 31,
                                                           ------------------
                                                            1997        1996
                                                           ------      ------
Cash flows from operating activities:
Net loss                                                   $ (252)     $ (627)
Adjustments to reconcile net loss to net cash flows
 from operations:
  Depreciation and amortization                               394         511
  Changes in assets and liabilities:
   Receivables                                                822        (228)
   Inventory                                                 (135)        825
   Prepaid expenses                                           125          48
   Accounts payable                                           368         (77)
   Accrued liabilities                                       (309)       (329)
   Other assets                                                 2         (25)
   Deferred revenues                                         (144)       (503)
                                                           ------      ------
Net cash provided by (used for) operations                    871        (405)

Cash flows from investing activities:
  Purchase of equipment                                        (8)        (83)
                                                           ------      ------
Net cash used for investments and acquisitions                 (8)        (83)

Cash flows from financing activities:
  Increase in borrowings from line of credit                   --         776
  Payments on long-term debt                                 (121)       (187)
                                                           ------      ------
Net cash provided by (used for) financing activities         (121)        589
                                                           ------      ------

Net increase in cash and cash equivalents                     742         101

Cash and cash equivalents at beginning of period            1,806         941
                                                           ------      ------

Cash and cash equivalents at end of period                 $2,548      $1,042
                                                           ------      ------
                                                           ------      ------

The accompanying notes are an integral part of these financial statements.

                             INNOSERV TECHNOLOGIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JULY 31, 1997
                                     (UNAUDITED)


1.  GENERAL

    The consolidated financial statements included herein have been prepared by InnoServ Technologies, Inc. ("InnoServ") without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended July 31, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of InnoServ and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation. However, InnoServ believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with InnoServ's annual report on Form 10-K for the fiscal year ended April 30, 1997, filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 1997, are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

2.  INTEREST EXPENSE, NET

    Interest expense is net of interest income of $16,000 and $15,000 for the periods ended July 31, 1997 and 1996, respectively.

3.  SUPPLEMENTAL CASH FLOW DISCLOSURE

    Interest and income taxes paid in the three months ended July 31, 1997 and 1996 were as follows:

                                         Three Months Ended
                                               July 31,
                                       ----------------------
                                         1997           1996
                                       -------        -------
         Interest                      $25,000        $36,000
         Income taxes                   $4,000        $13,000

4.  EARNINGS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1998 COMPARED TO FIRST QUARTER FISCAL 1997

    Consolidated revenues for the first quarter of fiscal 1998 were $9,144,000 as compared to $11,788,000 in the same period of fiscal 1997, a decline of $2,644,000, or 22%. The decline in revenues is partially attributable to a decrease of approximately $1,700,000 resulting from the disposition of substantially all of the revenue producing assets of Advanced Imaging Technologies (AIT), a wholly owned subsidiary of InnoServ on March 17, 1997. Revenues from computerized tomography ("CT") maintenance service agreements decreased approximately $700,000 primarily as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers and InnoServ's decision to not renew certain CT maintenance agreements in unprofitable locations. Additionally, revenues from equipment sales declined approximately $600,000 due to the nature of equipment sales which are provided on an as needed basis to InnoServ's customers. Asset Management and multi-vendor services and mobile diagnostic imaging operations increased approximately $150,000 compared with the same period of fiscal 1997. In addition, after taking into effect the disposal of AIT, sale of spare parts increased by approximately $250,000.

    Cost of operations decreased $2,422,000 from the same period in the prior fiscal year. Gross profit as a percentage of revenues increased to 17% in the first quarter of fiscal 1998 as compared to gross profit of 15% in the prior year's first quarter. The increase in gross profit as a percentage of revenues is the result of spare parts sales which no longer include AIT's lower spare parts sales margins, offset by a decline in service revenue margins primarily attributed to the disposition of AIT which had higher service margins.

    Selling and administrative expenses decreased $470,000, or 25%, from the prior year primarily as a result of reductions in InnoServ's administrative functions resulting primarily from the disposal of AIT and lower bad debt and selling expenses. Depreciation and amortization expenses decreased $117,000 from the same period in the prior fiscal year primarily due to the completed depreciation of 6 mobile CT scanners and the sale of assets of AIT during fiscal 1997.

    The loss before income taxes for the first quarter of fiscal 1998 was $252,000 as compared to a $627,000 loss in the first quarter of fiscal 1997. This loss was primarily the result of unfavorable operating margins associated with InnoServ's services under CT maintenance agreements. Because InnoServ employs field service engineers over a wide geographic area, the current level of revenues are not sufficient in certain locations to cover the direct and indirect costs of providing maintenance and repair services. InnoServ continues to manage its service operations and overhead to more cost effectively provide the services required by its customers and to discontinue service in selected locations upon the expiration of the existing maintenance agreements in those locations. InnoServ believes these actions, coupled with strategic changes in the operations of the CT and Asset Management business and planned increased revenues, will improve InnoServ's operations during fiscal 1998.

    InnoServ did not recognize a tax benefit from the operating loss for the first quarter of fiscal 1998. Under Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes," net operating losses enter into the calculation of deferred tax assets and liabilities. At July 31, 1997, InnoServ had a net deferred tax asset, primarily as a result of net operating losses. In accordance with SFAS 109, InnoServ recorded a valuation allowance for the full amount of the net deferred tax asset. The ultimate realization of the net deferred tax asset depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the net deferred tax asset will be substantially realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS 109.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 1997, InnoServ had working capital of $952,000, of which $2,548,000 was in cash and cash equivalents. Operations provided $871,000 of cash for the three month period ended July 31, 1997, primarily as a result of reductions of outstanding accounts receivable and prepaid expenses, and a net increase in accounts payable and accrued liabilities. These cash increases were offset by an increase in spare parts and tube inventory and a reduction in deferred revenue as services were provided in the period for which payment had been received in a prior period.

    InnoServ's allowance for doubtful accounts at July 31, 1997, was $846,000, or 23% of gross accounts receivable. InnoServ's customers include hospitals, physician practices, outpatient clinics and entrepreneurial operations. Some of these customers are thinly capitalized, operate on small margins and experience cash flow difficulties due to the lengthy time required to receive reimbursements from Medicare and insurance companies. Factors impacting InnoServ's allowance for doubtful accounts include the changes occurring in the healthcare industry, primarily the move to managed care, which has weakened healthcare providers' ability to pay their debts and have forced some providers out of business.

    On April 14,1997, InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's prior revolving line of credit and term loan agreements with the bank were converted into a new term loan aggregating $1,198,000. Borrowings under the new term loan bear interest at the rate of prime (8.5% at July 31, 1997) plus 1% per annum with monthly principal installments of $54,000 plus interest required through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends, with which InnoServ was in compliance at July 31, 1997.

    InnoServ does not foresee the need to make significant amounts of capital purchases in the next twelve months and believes sufficient funds will be available from its operations to meet its working capital requirements. Should cash flows from operations not be sufficient to meet all of InnoServ's cash requirements, InnoServ would attempt to obtain a line of credit to provide the necessary funds.

CAUTIONARY STATEMENT

    The statements in this Management's Discussion and Analysis and elsewhere in this report that are forward looking are based on current expectations which involve numerous risks and uncertainties. InnoServ's future results of operations and financial condition may differ materially due to many factors including InnoServ's ability to attract and retain Asset Management contracts, competitive and regulatory conditions in the healthcare industry generally, and other factors, many of which are beyond the control of InnoServ.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    InnoServ is party to a lawsuit filed on April 12, 1995 in Superior Court in the County of Riverside, California by two former employees who have claimed wrongful termination in retaliation for filing a claim with the U.S. Department of Labor. The plaintiffs have sought damages in the amount of approximately $1,000,000 in the aggregate. Near the end of July 1997, one of the plaintiffs accepted an offer of compromise made by InnoServ for significantly less than the damages sought by such plaintiff. InnoServ funded this settlement in early September 1997. The amount of the settlement was accrued in a previous period and did not impact the earnings of the quarter ended July 31, 1997. InnoServ continues to vigorously defend itself against the other plaintiff and believes the ultimate liability related to this matter will not exceed amounts currently accrued in the financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In April 1997 InnoServ converted its prior revolving line of credit and term loan agreement into a new term loan aggregating $1,198,000. The loan agreement contains financial covenants including the maintenance of certain financial ratios, net worth requirements, and restrictions on future borrowings and payment of dividends. In addition, the obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and equipment.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

    (a)  Exhibits:

    The information required by this portion of Item 6 is set forth in the Index to Exhibits beginning on page 12.

    (b)  Reports on Form 8-K:

    During the three months ended July 31, 1997, no reports were filed by the Registrant on Form 8-K.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DATED:  September 15, 1997

                                       INNOSERV TECHNOLOGIES, INC.

                                       By:  /s/ Michael Sandler
                                          ------------------------------
                                           Michael Sandler
                                           Vice President and Chief Financial
                                           Officer
                                            (Duly Authorized Officer and
                                            Principal Financial and
                                            Accounting Officer)

                                  INDEX TO EXHIBITS

    Exhibit
      No.                       Description of Exhibit

     10.1 Loan agreement dated as of April 14, 1997 in the principal amount of $1,197,573.00 payable by the Registrant to Overton Bank & Trust, NA (1)

     11.1     Computation of Per Share Earnings.

     27.1     Financial Data Schedule.

(1) Previously filed as exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1997 and incorporated herein by reference.