Form 10-Q
period 1997-10-31
INNOSERV TECHNOLOGIES INC
filed 1997-12-12
CIK 746072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED OCTOBER 31, 1997


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

   At December 10, 1997, the Registrant had outstanding 3,009,395 shares of its common stock, $.01 par value.

                          INNOSERV TECHNOLOGIES, INC.
                                   FORM 10-Q
                               OCTOBER 31, 1997


                               TABLE OF CONTENTS


                                                               Page
                                                               ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of October 31, 1997
             and April 30, 1997                                 3

          Consolidated Statements of Operations for the
             three months ended October 31, 1997 and 1996       4

          Consolidated Statements of Operations for the six
             months ended October 31, 1997 and 1996             5

          Consolidated Statements of Cash Flows for the six
             months ended October 31, 1997 and 1996             6

          Notes to Consolidated Financial Statements            7


     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations        10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                14

     Item 4.  Submission of Matters to a Vote of Security
          Holders                                              14

     Item 6.  Exhibits and Reports on Form 8-K                 14

SIGNATURES                                                     15

INDEX TO EXHIBITS                                              16


                          INNOSERV TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                        October 31,
                                                            1997        April 30,
                                                        (Unaudited)        1997
                                                        -----------     ---------
ASSETS
Current Assets
 Cash and cash equivalents                               $  2,695       $  1,806
 Receivables                                                3,068          3,693
 Inventory:
  Spare parts and supplies, net                             4,547          4,484
  Inventory held for sale                                   1,041            772
 Prepaid expenses                                             251            453
                                                        -----------     ---------
  Total current assets                                     11,602         11,208

Capital equipment, net                                      3,802          4,491
Goodwill, net                                               3,316          3,392
Other assets                                                    7             11
                                                        -----------     ---------
                                                         $ 18,727       $ 19,102
                                                        -----------     ---------
                                                        -----------     ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt                       $    657       $    629
 Accounts payable                                           4,271          3,658
 Accrued liabilities                                        1,762          2,224
 Deferred revenues                                          4,208          3,719
                                                        -----------     ---------
  Total current liabilities                                10,898         10,230

Long-term debt, less current portion                          155            479

Shareholders' Equity
 Preferred stock, $.01 par value:  5,000,000
  shares authorized; no shares issued                          --             --
 Common stock, $.01 par value:  10,000,000
  shares authorized; 5,035,833 issued                          51             51
 Paid-in capital                                           17,303         17,303
 Accumulated deficit                                       (9,680)        (8,961)
                                                        -----------     ---------
  Total shareholders' equity                                7,674          8,393
                                                        -----------     ---------
                                                         $ 18,727       $ 19,102
                                                        -----------     ---------
                                                        -----------     ---------

The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                            Three Months Ended
                                                                October 31,
                                                         -----------------------
                                                            1997          1996
                                                         --------       --------
Revenues:
 Service                                                 $  7,761       $  8,644
 Sale of parts and equipment                                1,446          2,040
                                                         --------       --------
 Total revenues                                             9,207         10,684

Costs:
 Cost of service                                            7,283          7,755
 Cost of parts and equipment                                  651          1,366
                                                         --------       --------
 Total cost of operations                                   7,934          9,121

  Gross profit                                              1,273          1,563

Depreciation and amortization                                 430            505
Selling and administrative expenses                         1,307          1,445
                                                         --------       --------

Loss from operations                                         (464)          (387)

Interest expense, net                                           3             69
                                                         --------       --------

Loss before income taxes                                     (467)          (456)

Provision for income taxes                                     --             --
                                                         --------       --------

Net loss                                                 $   (467)      $   (456)
                                                         --------       --------
                                                         --------       --------

Per share information:
 Net loss                                                $   (.09)      $   (.09)
                                                         --------       --------
                                                         --------       --------

Weighted average shares outstanding                         5,036          5,036
                                                         --------       --------
                                                         --------       --------

The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                            Six Months Ended
                                                               October 31,
                                                        ------------------------
                                                           1997           1996
                                                        ---------      ---------
Revenues:
 Service                                                $  15,295      $  17,783
 Sale of parts and equipment                                3,056          4,689
                                                        ---------      ---------
 Total revenues                                            18,351         22,472

Costs:
 Cost of service                                           14,393         16,165
 Cost of parts and equipment                                1,142          2,979
                                                        ---------      ---------
 Total cost of operations                                  15,535         19,144

  Gross profit                                              2,816          3,328

Depreciation and amortization                                 824          1,016
Selling and administrative expenses                         2,691          3,299
                                                        ---------      ---------

Loss from operations                                         (699)          (987)

Interest expense, net                                          20             96
                                                        ---------      ---------

Loss before income taxes                                     (719)        (1,083)

Provision for income taxes                                     --             --
                                                        ---------      ---------

Net loss                                                $    (719)     $  (1,083)
                                                        ---------      ---------

Per share information:
 Net loss                                               $    (.14)     $    (.22)
                                                        ---------      ---------
                                                        ---------      ---------

Weighted average shares outstanding                         5,036          5,036
                                                        ---------      ---------
                                                        ---------      ---------

The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                             Six Months Ended
                                                                October 31,
                                                         ------------------------
                                                            1997          1996
                                                         ---------     ----------
Cash flows from:
Operations -
Net loss                                                 $   (719)     $  (1,083)
Adjustments to reconcile net loss to
 net cash flows from operations:
  Depreciation and amortization                               824          1,016
  Changes in assets and liabilities:
   Receivables                                                625          1,025
   Inventory                                                 (332)         1,189
   Prepaid expenses                                           202            (68)
   Other assets                                                 3             37
   Accounts payable                                           613           (488)
   Accrued liabilities                                       (462)          (609)
   Deferred revenues                                          490           (542)
                                                         ---------    ----------
Net cash provided by operations                             1,244            477

Investments and acquisitions -
  Purchase of capital equipment                               (59)          (163)
                                                         ---------    ----------
Net cash used for investments and acquisitions                (59)          (163)

Financing activities -
  Borrowings from line of credit                               --            242
  Principal payments of long-term debt                       (296)          (331)
                                                         ---------    ----------
Net cash used for financing activities                       (296)           (89)
                                                         ---------    ----------


Net increase in cash and cash equivalents                     889            225

Cash and cash equivalents at beginning of period            1,806            941
                                                         ---------    ----------

Cash and cash equivalents at end of period               $  2,695      $   1,166
                                                         ---------    ----------
                                                         ---------    ----------

The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1997
                                  (UNAUDITED)


1.   GENERAL

     The consolidated financial statements included herein have been prepared by InnoServ Technologies, Inc. ("InnoServ") without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months and six months ended October 31, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of InnoServ and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation, however, InnoServ believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with InnoServ's annual report on Form 10-K for the fiscal year ended April 30, 1997, filed with the Securities and Exchange Commission. The results of operations for the six months ended October 31, 1997, are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

     Certain reclassifications have been made in the prior year's consolidated financial statements to conform to the fiscal 1998 presentation.

2.   INTEREST EXPENSE, NET

     Interest expense is net of interest income of $18,000 and $8,000 for the three months ended October 31, 1997 and 1996, respectively.

     Interest expense is net of interest income of $34,000 and $23,000 for the six months ended October 31, 1997 and 1996, respectively.

3.   SUPPLEMENTAL CASH FLOW DISCLOSURE

     Interest and income taxes paid in the six months ended October 31, 1997 and 1996 were as follows:

                                             Six Months Ended
                                               October 31,
                                          ---------------------
                                             1997        1996
                                          --------    ---------

       Interest                           $ 48,000    $ 124,000
       Income taxes                       $  5,000    $  53,000

                          INNOSERV TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1997
                                  (UNAUDITED)


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

5.    LONG-TERM DEBT

     On April 14, 1997 InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's prior revolving line of credit and term loan agreements with the bank were converted into a new term loan aggregating $1,198,000. Borrowings under the new term loan bear interest at the rate of prime (8.5% at October 31, 1997) plus 1% per annum. Monthly principal installments of $54,000 plus interest are required through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and capital equipment. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. As a result of the loss for the period, InnoServ failed to meet the net worth covenant under the loan agreement as of October 31, 1997. InnoServ's bank waived this event of default and has amended the net worth covenant effective October 31, 1997 through the expiration date of the loan agreement of January 8, 1999. InnoServ was in compliance with the financial covenants, as amended, at October 31, 1997.

6.    SUBSEQUENT EVENT

     Pursuant to a Stock Purchase Agreement dated November 13, 1997 ("Agreement"), among InnoServ, a California corporation, MEDIQ Incorporated ("MEDIQ") and MEDIQ Investment Services, Inc. ("MIS" and together with MEDIQ, collectively the "Seller"), each a Delaware corporation, InnoServ reacquired from Seller 2,026,438 shares of InnoServ's common stock ("Shares") and a warrant to purchase 325,000 shares of InnoServ's common stock ("Warrant"). Such 2,026,438 shares represented approximately 40% of the then outstanding shares of common stock of InnoServ. The Shares and Warrant had been issued to MEDIQ in connection with InnoServ's acquisition of MEDIQ Equipment and Maintenance Services, Inc., a wholly-owned subsidiary of MEDIQ, in August 1994.

                          INNOSERV TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1997
                                  (UNAUDITED)


      Under the terms of the Agreement, no cash payment was made for the reacquisition of the Shares and Warrant. However, in the event of a change of control of InnoServ prior to April 1, 1998, Seller will be entitled to certain payments from the acquiring party as if 100% of the Shares remained outstanding. In the event of a change of control of InnoServ from and after April 1, 1998 and through September 30, 1998, Seller will be entitled to certain payments as if 50% of the Shares remained outstanding.

     Additionally, in connection with the transaction, MEDIQ and InnoServ agreed to terminate certain continuing arrangements including the right to designate two directors. Consequently, Thomas E. Carroll, President and Chief Executive Officer of MEDIQ, who had been serving at MEDIQ's designation, resigned from InnoServ's Board of Directors. Michael Sandler, the former Chief Financial Officer of MEDIQ, who also had been serving at MEDIQ's designation, will continue as a director of InnoServ.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1998 COMPARED TO SECOND QUARTER FISCAL 1997

     Consolidated revenues for the second quarter of fiscal 1998 were $9,207,000 as compared to $10,684,000 in the same period of fiscal 1997, a decline of $1,477,000, or 14 percent. The decline in revenues is primarily attributable to a decrease of $1,200,000 resulting from the disposition of substantially all of the revenue producing assets of Advanced Imaging Technologies ("AIT"), a wholly owned subsidiary of InnoServ, on March 17, 1997. Revenues from computerized tomography ("CT") maintenance service agreements decreased approximately $650,000 primarily as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers and InnoServ's decision to not renew certain CT maintenance agreements in unprofitable locations. Offsetting these declines, revenues from comprehensive asset management services ("Asset Management") and multi-vendor services increased approximately $290,000 as InnoServ continues to focus on the growing market for these type services. In addition, after taking into effect the disposal of AIT, sales of spare parts increased by approximately $170,000.

     Cost of operations decreased $1,187,000 from the same period in the prior fiscal year primarily as a result of the disposition of AIT. As a percent of on-going revenues, cost of operations for the second quarter of 1998 was 85%, unchanged from the same period of fiscal 1997.

     Selling and administrative expenses decreased $138,000, or 10 percent, from the prior year primarily as a result of reductions in InnoServ's administrative functions resulting from the disposal of AIT. Depreciation and amortization expenses decreased by $75,000 due to the completed depreciation of certain capital equipment and a change in the estimated remaining life of certain other assets.

     The loss before income taxes for the second quarter of fiscal 1998 was $467,000 as compared to a loss of $456,000 in the second quarter of fiscal 1997. The loss for fiscal 1998 was primarily the result of unfavorable operating margins associated with InnoServ's maintenance business. Because InnoServ employs field service engineers over a wide geographic area, the current level of revenues are not sufficient in certain locations to cover the direct and indirect costs of providing maintenance and repair services.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". InnoServ is required to adopt SFAS No. 128 in the third quarter of fiscal 1998. The adoption of this standard is not expected to materially impact InnoServ's earnings per share calculations. The adoption will have no impact on InnoServ's results of operations.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonshareholder sources, and SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of these statements is not expected to materially impact InnoServ's consolidated financial position or statements of operations, shareholders' equity and cash flows. Effects of the adoption of these statements, if any, will primarily be limited to the form and content of InnoServ's disclosures.

SIX MONTHS FISCAL 1998 COMPARED TO SIX MONTHS FISCAL 1997

     Consolidated revenues for the first six months of fiscal 1998 were $18,351,000 as compared to $22,472,000 in the same period of fiscal 1997, a decline of $4,121,000, or 18 percent. The decline in revenues is primarily attributable to a decrease of $2,900,000 resulting from the disposition of substantially all of the revenue producing assets of AIT on March 17, 1997. Revenues from CT maintenance service agreements decreased approximately $1,800,000 primarily as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers and InnoServ's decision to not renew certain CT maintenance agreements in unprofitable locations. Offsetting these declines, revenues from Asset Management and multi-vendor services increased approximately $370,000 as InnoServ continues to focus on the growing market for these type services. In addition, after taking into effect the disposal of AIT, sale of spare parts increased by approximately $420,000.

     Cost of operations decreased $3,609,000 from the same period in the prior fiscal year, primarily as a result of the disposition of AIT and the decline in on-going revenues. As a percent of on-going revenues, cost of operations for the first six months of 1998 was 85%, unchanged from the first six months of fiscal 1997.

     Selling and administrative expenses decreased $608,000, or 18 percent, from the prior year primarily as a result of reductions in InnoServ's administrative functions resulting from the disposal of AIT and cost containment activities. Depreciation and amortization expenses decreased $192,000 from fiscal 1997 due to the completed depreciation of certain capital equipment and a change in the estimated remaining life of certain other assets.

     The loss before income taxes for the first six months of fiscal 1998 was $719,000 as compared to a loss of $1,083,000 in the first six months of fiscal 1997. The loss in fiscal 1998 was primarily the result of unfavorable operating margins associated with InnoServ's maintenance business. Because InnoServ employs field service engineers over a wide geographic area, the current level of revenues are not sufficient in certain locations to cover the direct and indirect costs of providing maintenance and repair services. InnoServ is continuing to implement plans to reorganize its service operations to more cost effectively provide the services required by its customers and to discontinue service in selected locations upon the expiration of the existing maintenance agreements in those locations. InnoServ believes these actions, coupled with strategic changes it is making in the operations of the CT and Asset Management business and efforts to expand the revenue base, will improve InnoServ's operations.

     InnoServ did not recognize a tax benefit from the operating loss for the first six months of fiscal 1998. Under SFAS No. 109, "Accounting for Income Taxes", net operating losses enter into the calculation of deferred tax assets and liabilities. At October 31, 1997, InnoServ had an estimated net deferred tax asset of $5,800,000, primarily as a result of net operating losses. In accordance with SFAS No. 109, InnoServ recorded a valuation allowance for the full amount of the net deferred tax asset. The ultimate realization of the deferred tax asset depends on the ability of InnoServ to generate sufficient taxable income in the future. While InnoServ believes the deferred tax asset will be substantially realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1997, InnoServ had working capital of $704,000, of which $2,695,000 was in cash and cash equivalents. Operations provided $1,244,000 of cash for the six months ended October 31, 1997, primarily as a result of a $625,000 reduction in accounts receivable due to successful collection activities and lower revenues, an increase in accounts payable of $613,000 due to the timing of cash disbursements, and an increase in deferred revenues of $490,000 as payments received for services to be provided exceeded services provided during the period. These cash increases were offset by a reduction of accrued liabilities of $462,000 and an increase in inventory of $332,000 due to the purchase of spare parts and x-ray tubes required to service newer technology CT and magnetic resonance imaging scanners. Cash provided by operations was used to fund $59,000 of capital equipment purchases and $296,000 of principal payments of long-term debt during the period.

     InnoServ's allowance for doubtful accounts at October 31, 1997 was $851,000, or 22 percent of gross accounts receivable. InnoServ's customers include hospitals, physician practices, outpatient clinics and entrepreneurial operations. Some of these customers are thinly capitalized, operate on small margins and experience cash flow difficulties due to the lengthy time required to receive reimbursements from Medicare and insurance companies. Factors impacting InnoServ's allowance for doubtful accounts include the changes occurring in the healthcare industry, primarily the move to managed care, which has weakened healthcare providers' ability to honor their debts and have forced some of the providers out of business.

     On April 14, 1997 InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's prior revolving line of credit and term loan agreements with the bank were converted into a new term loan aggregating $1,198,000. Borrowings under the new term loan bear interest at the rate of prime (8.5% at October 31, 1997) plus 1% per annum. Monthly principal installments of $54,000 plus interest are required through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and capital equipment. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. As a result of the loss for the period, InnoServ failed to meet the net worth covenant under the loan agreement as of October 31, 1997. InnoServ's bank waived this event of default and has amended the net worth covenant effective October 31, 1997 through the expiration date of the loan agreement of January 8, 1999. InnoServ was in compliance with the financial covenants, as amended, at October 31, 1997.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       InnoServ is party to a lawsuit filed on April 12, 1995 in Superior Court in the County of Riverside, California, by two former employees who have claimed wrongful termination in retaliation for filing a claim with the U.S. Department of Labor. The plaintiffs have sought damages in the amount of approximately $1,000,000 in the aggregate. In July 1997, one of the plaintiffs accepted an offer of compromise made by InnoServ for significantly less than the damages sought by such plaintiff. InnoServ funded this settlement in early September 1997. The amount of the settlement was accrued in a previous period and did not impact the earnings of the three months and six months ended October 31, 1997. InnoServ continues to defend itself against the other plaintiff and believes the ultimate liability related to this matter will not exceed amounts currently accrued in the financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of shareholders was held on September 15, 1997. At the annual meeting the shareholders elected directors to hold office until the 1998 annual meeting of shareholders and until their successors are elected and qualified. The following directors were elected:

                                            VOTES CAST
                                    -------------------------
      DIRECTOR                         FOR           WITHHELD
     -------------------            ---------        --------

     Thomas E. Carroll              3,651,302          9,025
     Bernard J. Korman              3,651,902          8,425
     Michael G. Puls                3,651,902          8,425
     Dudley A. Rauch                3,651,902          8,425
     Michael M. Sachs               3,651,902          8,425
     Samuel Salen, M.D.             3,651,902          8,425
     Michael F. Sandler             3,651,302          9,025
     David A. Wegmann               3,651,902          8,425

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits:

     The information required by this portion of Item 6 is set forth in the Index to Exhibits beginning on page 16.

     (b)    Reports on Form 8-K:

     During the three months ended October 31, 1997 no reports were filed by the Registrant on Form 8-K.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DATED:  December 10, 1997

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

                               INDEX TO EXHIBITS

  Exhibit
    No.                      Description of Exhibit
    ---                      ----------------------

   10.1 Letter Agreement of Employment dated September 10, 1997 by and between Registrant and Thomas E. Hoefert.

   10.2 Indemnity Agreement dated as of September 29, 1997 by and between Registrant and Thomas E. Hoefert.

   10.3   Bonus Agreement dated as of September 29, 1997 between
          Registrant and Thomas E. Hoefert.

   10.4 Letter Agreement dated December 5, 1997 amending the Loan Agreement dated as of April 14, 1997, by and between Registrant and Overton Bank & Trust, N.A.

   11.1   Computation of Per Share Earnings.

   27.1   Financial Data Schedule.