Form 10-Q
period 1998-01-31
INNOSERV TECHNOLOGIES INC
filed 1998-03-17
CIK 746072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JANUARY 31, 1998


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

   At March 16, 1998, the Registrant had outstanding 3,009,395 shares of its common stock, $.01 par value.

                          INNOSERV TECHNOLOGIES, INC.
                                   FORM 10-Q
                               JANUARY 31, 1998



                               TABLE OF CONTENTS


                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of January 31, 1998 and April 30, 1997     3

          Consolidated Statements of Operations for the three months
            ended January 31, 1998 and 1997                                         4

          Consolidated Statements of Operations for the nine months ended
            January 31, 1998 and 1997                                               5

          Consolidated Statements of Cash Flows for the nine months ended
            January 31, 1998 and 1997                                               6

          Notes to Consolidated Financial Statements                                7

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                    14

     Item 2.  Changes in the Rights of Security Holders                            14

     Item 6.  Exhibits and Report on Form 8-K                                      14

SIGNATURE                                                                          15

INDEX TO EXHIBITS                                                                  16

                          INNOSERV TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                 January 31,
                                                    1998         April 30,
                                                 (Unaudited)       1997
                                                 -----------     ---------
ASSETS
Current assets
  Cash and cash equivalents                       $  2,107       $  1,806
  Receivables                                        4,423          3,693
  Inventory:
    Spare parts and supplies, net                    4,303          4,484
    Inventory held for sale                            779            772
  Prepaid expenses                                     160            453
                                                  --------       --------
    Total current assets                            11,772         11,208

Capital equipment, net                               3,430          4,491
Goodwill, net                                        3,278          3,392
Other assets                                             6             11
                                                  --------       --------
                                                  $ 18,486       $ 19,102
                                                  --------       --------
                                                  --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt               $    641       $    629
  Accounts payable                                   5,728          3,658
  Accrued liabilities                                1,708          2,224
  Deferred revenues                                  3,579          3,719
                                                  --------       --------
    Total current liabilities                       11,656         10,230

Long-term debt, less current portion                    --            479

Shareholders' equity
  Preferred stock, $.01 par value:  5,000,000
    shares authorized; no shares issued                 --             --
  Common stock, $.01 par value:  10,000,000
    shares authorized; 3,009,395 issued                 30             51
  Paid-in capital                                   17,324         17,303
  Accumulated deficit                              (10,524)        (8,961)
                                                  --------       --------
    Total shareholders' equity                       6,830          8,393
                                                  --------       --------
                                                  $ 18,486       $ 19,102
                                                  --------       --------
                                                  --------       --------

The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                    Three Months Ended
                                                        January 31,
                                                 -----------------------
                                                    1998          1997
                                                 --------       --------
Revenues :
  Service                                        $  8,014       $  8,321
  Sale of parts and equipment                       1,196          1,910
                                                 --------       --------
  Total revenues                                    9,210         10,231

Costs:
  Cost of service                                   7,620          7,033
  Cost of parts and equipment                         699          1,096
                                                 --------       --------
  Total cost of operations                          8,319          8,129

Depreciation and amortization                         424            499
Selling and administrative expenses                 1,318          1,524
                                                 --------       --------
Income (loss) from operations                        (851)            79
Interest expense (income), net                         (6)            43
                                                 --------       --------
Income (loss) before income taxes                    (845)            36
Provision for income taxes                             --             --
                                                 --------       --------
Net income (loss)                                $   (845)      $     36
                                                 --------       --------
                                                 --------       --------
Net income (loss) per share - basic and diluted  $   (.26)      $    .01
                                                 --------       --------
                                                 --------       --------
Weighted average shares - basic and diluted         3,274          5,036
                                                 --------       --------
                                                 --------       --------

The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                Nine Months Ended
                                                    January 31,
                                             ------------------------
                                                1998           1997
                                             ---------      ---------
Revenues:
  Service                                    $  23,309      $  26,104
  Sale of parts and equipment                    4,252          6,599
                                             ---------      ---------
  Total revenues                                27,561         32,703

Costs:
  Cost of service                               22,013         23,198
  Cost of parts and equipment                    1,841          4,075
                                             ---------      ---------
  Total cost of operations                      23,854         27,273

Depreciation and amortization                    1,248          1,515
Selling and administrative expenses              4,009          4,823
                                             ---------      ---------
Loss from operations                            (1,550)          (908)

Interest expense, net                               14            139
                                             ---------      ---------
Loss before income taxes                        (1,564)        (1,047)

Provision for income taxes                          --             --
                                             ---------      ---------
Net loss                                     $  (1,564)     $  (1,047)
                                             ---------      ---------
                                             ---------      ---------

Net loss per share - basic and diluted       $    (.35)     $    (.21)
                                             ---------      ---------
                                             ---------      ---------
Weighted average shares - basic and diluted      4,448          5,036
                                             ---------      ---------
                                             ---------      ---------


The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)



                                                      Nine Months Ended
                                                          January 31,
                                                   -------------------------
                                                       1998           1997
                                                   ----------     ----------
Cash flows from:
Operations -
Net loss                                           $  (1,564)     $  (1,047)
Adjustments to reconcile net loss to
  net cash flows from operations:
    Depreciation and amortization                      1,248          1,515
    Changes in assets and liabilities:
      Receivables                                       (730)           793
      Inventory                                          174          1,509
      Prepaid expenses                                   293             82
      Other assets                                         5             68
      Accounts payable                                 2,070           (568)
      Accrued liabilities                               (516)          (286)
      Deferred revenues                                 (140)        (1,070)
                                                   ---------      ---------
Net cash provided by operations                          840            996

Investments and acquisitions -
  Purchase of capital equipment                          (72)          (160)
                                                   ---------      ---------
Net cash used for investments and acquisitions           (72)          (160)

Financing activities -
  Borrowings from line of credit                          --            242
  Principal payments of long-term debt                  (467)          (468)
                                                   ---------      ---------
Net cash used for financing activities                  (467)          (226)
                                                   ---------      ---------
Net increase in cash and cash equivalents                301            610

Cash and cash equivalents at beginning of period       1,806            941
                                                   ---------      ---------
Cash and cash equivalents at end of period         $   2,107      $   1,551
                                                   ---------      ---------
                                                   ---------      ---------


The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1998
                                  (UNAUDITED)


1.   GENERAL

     The consolidated financial statements included herein have been prepared by InnoServ Technologies, Inc. ("InnoServ") without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months and nine months ended January 31, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of InnoServ and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, InnoServ believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with InnoServ's annual report on Form 10-K for the fiscal year ended April 30, 1997, filed with the Securities and Exchange Commission. The results of operations for the nine months ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

     Certain reclassifications have been made in the prior year's consolidated financial statements to conform to the fiscal 1998 presentation.

2.   INTEREST EXPENSE (INCOME), NET

     Interest expense (income) is net of interest income of $22,000 and $5,000 for the three months ended January 31, 1998 and 1997, respectively.

     Interest expense is net of interest income of $57,000 and $28,000 for the nine months ended January 31, 1998 and 1997, respectively.

                          INNOSERV TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1998
                                  (UNAUDITED)


3.   SUPPLEMENTAL CASH FLOW DISCLOSURE

     Interest and income taxes paid in the nine months ended January 31, 1998 and 1997 were as follows:

                                        Nine Months Ended
                                           January 31,
                                      ----------------------
                                        1998          1997
                                      -------       --------
              Interest                $67,000       $174,000
              Income taxes            $ 5,000       $ 53,000

4.   NET INCOME (LOSS) PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS No. 128 requirements.

     Basic and diluted per share amounts were the same for all periods presented, as stock options to purchase shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

                          INNOSERV TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1998
                                  (UNAUDITED)


5.   LONG-TERM DEBT

      On April 14, 1997 InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's prior revolving line of credit and term loan agreements with the bank were converted into a new term loan aggregating $1,198,000. Borrowings under the new term loan bear interest at the rate of prime (8.5% at January 31, 1998) plus 1% per annum. Monthly principal installments of $54,000 plus interest are required through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and capital equipment. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. As a result of the loss for the period, InnoServ failed to meet the cash flow ratio under the loan agreement as of January 31, 1998. InnoServ's bank waived this event of default effective January 31, 1998 and through July 30, 1998.

6.    SHARES AND WARRANT REACQUISITION

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

      Under the terms of the Agreement, no cash payment was made for the reacquisition of the Shares and Warrant. However, in the event InnoServ enters into or consummates a change of control, as defined in the Agreement, of InnoServ prior to April 1, 1998, Seller will be entitled to payment from the acquiring party as if 100% of the Shares remained outstanding. In the event InnoServ enters into or consummates a change of control, as defined in the Agreement, of InnoServ from and after April 1, 1998 and through September 30, 1998, Seller will be entitled to payment as if 50% of the Shares remained outstanding.

      Additionally, in connection with the transaction, MEDIQ and InnoServ agreed to terminate certain continuing arrangements including the right to designate two directors. Consequently, Thomas E. Carroll, President and Chief Executive Officer of MEDIQ, who had been serving at MEDIQ's designation, resigned from InnoServ's Board of Directors. Michael Sandler, the former Chief Financial Officer of MEDIQ, who also had been serving at MEDIQ's designation, continues as a director of InnoServ.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1998 COMPARED TO THIRD QUARTER FISCAL 1997

     Consolidated revenues for the third quarter of fiscal 1998 were $9,210,000 as compared to $10,231,000 in the same period of fiscal 1997, a decline of $1,021,000. Included in the third quarter of fiscal 1997 were $1,260,000 in revenues from Advanced Imaging Technologies, Inc. ("AIT"), a wholly-owned subsidiary of InnoServ. Substantially all of the revenue producing assets of AIT were sold to a third party on March 17, 1997. Excluding the revenues of AIT, revenues from InnoServ's on-going operations increased $239,000, or three percent. Revenues from asset management and multi-vendor services increased approximately $750,000 as InnoServ has continued to focus on the growing market for these type of services. In addition, after taking into effect the disposal of AIT, sales of parts and equipment increased by approximately $180,000 as InnoServ has experienced a greater demand for its spare parts and x-ray tubes from other service providers and distributors. Offsetting these increases, revenues from computed tomography ("CT") and magnetic resonance imaging ("MRI") maintenance service agreements decreased approximately $370,000 and $200,000, respectively, primarily as a result of the continued decline in the number and average contract amount of maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers. In addition, revenues from InnoServ's diagnostic mobile imaging operations declined approximately $180,000 due to lower customer demand for these units.

     Cost of operations, excluding the costs of AIT, increased $1,240,000 from the same period in the prior year. As a percent of on-going revenues, cost of operations for the third quarter of 1998 was 90 percent as compared to 79 percent for the same period of fiscal 1997. This increase was attributed to a higher failure rate of equipment under maintenance service agreements than previously experienced, an increasing utilization of other service providers to supplement InnoServ's own staff of field engineers to service equipment under maintenance service agreements, a greater need to source repair parts from third parties rather than utilizing InnoServ's existing inventory of spare parts, and lower gross margins generally on asset management contracts awarded to InnoServ during the last year due to competitive pricing in the marketplace.

     Selling and administrative expenses decreased $206,000, or 14 percent, from the prior year primarily as a result of reductions in InnoServ's administrative functions resulting from the disposal of AIT. Depreciation and amortization expenses decreased by $75,000 due to the completed depreciation of certain capital equipment.

     The loss before income taxes for the third quarter of fiscal 1998 was $845,000 as compared to income before income taxes of $36,000 in the third quarter of fiscal 1997. The loss for fiscal 1998 was primarily the result of the factors identified in the discussion of cost of operations above.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". InnoServ adopted SFAS No. 128 in the third quarter of fiscal 1998. The adoption of this standard does not materially impact InnoServ's earnings per share calculations. The adoption had no impact on InnoServ's results of operations.

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

NINE MONTHS FISCAL 1998 COMPARED TO NINE MONTHS FISCAL 1997

     Consolidated revenues for the first nine months of fiscal 1998 were $27,561,000 as compared to $32,703,000 in the same period of fiscal 1997, a decline of $5,142,000, or 16 percent. The decline in revenues is primarily attributable to a decrease of $4,140,000 resulting from the disposition of substantially all of the revenue producing assets of AIT on March 17, 1997. Revenues from CT and MRI maintenance service agreements decreased approximately $2,230,000 and $240,000, respectively, primarily as a result of the continued decline in the number and average contract amount of maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers. Revenues from InnoServ's diagnostic mobile imaging operations declined approximately $150,000 due to lower customer demand for these units. Offsetting these declines, revenues from asset management and multi-vendor services increased approximately $1,210,000 as InnoServ continues to focus on the growing market for these type of services. In addition, after taking into effect the disposal of AIT, sale of spare parts and equipment increased by approximately $570,000 as InnoServ has experienced a greater demand for its spare parts and x-ray tubes from other service providers and distributors.

     Cost of operations, excluding the costs of AIT, increased $70,000 from the same period in the prior fiscal year. As a percent of on-going revenues, cost of operations for the first nine months of fiscal 1998 was 87 percent as compared to 83 percent for the first nine months of fiscal 1997. This increase was attributed to a higher failure rate of equipment under maintenance service agreements than previously experienced, an increasing utilization of other service providers to supplement InnoServ's own staff of field engineers to service equipment under maintenance service agreements, a greater need to source repair parts from third parties rather than utilizing InnoServ's existing inventory of spare parts, and lower gross margins generally on asset management contracts awarded to InnoServ during the last year due to competitive pricing in the marketplace.

     Selling and administrative expenses decreased $814,000, or 17 percent, from the prior year primarily as a result of reductions in InnoServ's administrative functions resulting from the disposal of AIT and cost containment activities. Depreciation and amortization expenses decreased $267,000 from fiscal 1997 due to the completed depreciation of certain capital equipment.

     The loss before income taxes for the first nine months of fiscal 1998 was $1,564,000 as compared to a loss of $1,047,000 in the first nine months of fiscal 1997. The loss in fiscal 1998 was primarily the result of the factors identified in the discussion of cost of operations above. InnoServ is continuing to implement plans to reorganize its operations and to develop means to more cost effectively provide the services required by its customers, particularly as it concerns the use of other service providers and the sourcing of spare parts and other materials to repair customers' equipment, and to expand its revenue base in instances where it can do so profitably. At the same time, InnoServ is investigating alternative strategies to deliver maintenance and repair services while capitalizing on its core competencies.

     InnoServ did not recognize a tax benefit from the operating loss for the first nine months of fiscal 1998. Under SFAS No. 109, "Accounting for Income Taxes," net operating losses enter into the calculation of deferred tax assets and liabilities. At January 31, 1998, InnoServ had an estimated net deferred tax asset of $6,138,000, primarily as a result of net operating losses. Due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS No. 109 and, accordingly, InnoServ has recorded a valuation allowance for the full amount of the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1998, InnoServ had working capital of $116,000, of which $2,107,000 was in cash and cash equivalents. Operations provided $840,000 of cash for the nine months ended January 31, 1998, primarily as a result of the non-cash effect of depreciation and amortization of $1,248,000 on the net loss of $1,564,000, an increase in accounts payable of $2,070,000 due to timing of payments, a reduction in prepaid expenses of $293,000, and a $174,000 reduction in inventory due to the amortization of spare parts inventory partially offset by additional purchases of spare parts and x-ray tubes required to service newer technology CT and MRI scanners. Receivables increased by $730,000 as a result of the timing of cash receipts from customers and accrued liabilities decreased by $516,000 due to a lower liability for unused vacation and the settlement of certain lawsuits.

     InnoServ's allowance for doubtful accounts at January 31, 1998 was $906,000, or 17 percent of gross accounts receivable. InnoServ's customers include hospitals, physician practices, outpatient clinics and imaging centers. Some of these customers are thinly capitalized, operate on small margins and experience cash flow difficulties due to the lengthy time required to receive reimbursements from Medicare and insurance companies. Factors impacting InnoServ's allowance for doubtful accounts include the timing of account write-offs and the changes occurring in the healthcare industry, primarily the move to managed care, which has weakened healthcare providers' ability to honor their debts and have forced some of the providers out of business.

     On April 14, 1997 InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's prior revolving line of credit and term loan agreements with the bank were converted into a new term loan aggregating $1,198,000. Borrowings under the new term loan bear interest at the rate of prime (8.5% at January 31, 1998) plus 1% per annum. Monthly principal installments of $54,000 plus interest are required through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and capital equipment. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. As a result of the loss for the period, InnoServ failed to meet the cash flow ratio under the loan agreement as of January 31, 1998. InnoServ's bank waived this event of default effective January 31, 1998 and through July 30, 1998.

     InnoServ does not anticipate making any significant capital purchases in the next twelve months. If InnoServ is unsuccessful in reducing the level of losses it is currently experiencing through reorganizing its operations, developing means to provide services more cost effectively, expanding its revenue base and developing alternative strategies to deliver maintenance and repair services, InnoServ may be unable to meet its working capital requirements. Should this occur, InnoServ would attempt to obtain asset-based financing and/or to sell certain assets to provide necessary funds. In such event, the failure to obtain such financing and/or to successfully sell such assets would have a material adverse effect on InnoServ.

CAUTIONARY STATEMENT

     The statements in this Management's Discussion and Analysis and elsewhere in this report that are not based on historical fact are forward looking statements, which involve numerous risks and uncertainties. InnoServ's future results of operations and financial condition may differ materially from these expectations due to many factors, including InnoServ's ability to attract and retain maintenance service contracts, InnoServ's ability to implement its operating plans to reduce costs while providing an increasing array of services to its customers, and competitive and regulatory conditions in the healthcare industry generally, and other factors, many of which are beyond the control of InnoServ.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

       InnoServ was party to a lawsuit filed on April 12, 1995 in Superior Court in the County of Riverside, California, by two former employees who claimed wrongful termination in retaliation for filing a claim with the U.S. Department of Labor. The plaintiffs sought damages of approximately $1,000,000 in the aggregate. In July 1997 and January 1998 each plaintiff accepted separate offers of compromise made by InnoServ for significantly less than the damages sought by such plaintiffs. InnoServ funded these settlements in September 1997 and January 1998, respectively. The amount of the settlements were accrued in a previous period and did not impact the earnings of the three and nine months ended January 31, 1998.

ITEM 2.     CHANGES IN THE RIGHTS OF SECURITY HOLDERS

       Pursuant to the Stock Purchase Agreement dated November 13, 1997 as described in Note 6 in the Notes to Consolidated Financial Statements, in the event InnoServ enters into or consummates a change of control, as defined in the Agreement, of InnoServ prior to April 1, 1998, Seller will be entitled to payment from the acquiring party as if 100% of the Shares remained outstanding. In the event InnoServ enters into or consummates a change of control, as defined in the Agreement, of InnoServ from and after April 1, 1998 and through September 30, 1998, Seller will be entitled to payment as if 50% of the Shares remained outstanding.

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K.

     (a)    Exhibits:

     The information required by this portion of Item 6 is set forth in the Index to Exhibits beginning on page 16.

     (b)         Report on Form 8-K:

     The Registrant filed a report on Form 8-K on November 20, 1997 to report the reacquistion of 2,026,438 shares and a warrant to purchase 325,000 shares of the Registrant's common stock.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DATED:  March 16, 1998

                                   INNOSERV TECHNOLOGIES, INC.



                                   By:  /s/ Thomas Hoefert
                                      ----------------------------------
                                      Thomas Hoefert
                                      Vice President and Chief
                                      Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial and Accounting
                                        Officer)

                               INDEX TO EXHIBITS

  Exhibit
    No.                 Description of Exhibit
  -------               ----------------------

   10.1 Letter Agreement dated March 6, 1998 waiving the violation of the cash flow covenant of the Loan Agreement dated as of April 14, 1997 by and between Registrant and Overton Bank & Trust, N.A.

   27.1   Financial Data Schedule.

   99.1   Stock Purchase Agreement dated November 13, 1997 among
          Registrant, MEDIQ Incorporated and MEDIQ Investment Services, Inc. (Incorporated by reference from Registrant's Form 8-K dated November 13, 1997).