Form 10-K
period 1998-04-30
INNOSERV TECHNOLOGIES INC
filed 1998-07-22
CIK 746072

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED APRIL 30, 1998

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ______________ to ______________

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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------  ------------------------------------------
 Common stock, $.01 Par Value             NASDAQ National Market

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 17, 1998 was $5,855,640.

    At July 17, 1998, the Registrant had outstanding 3,009,395 shares of its common stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the proxy statement for the Annual Meeting of Shareholders to be held on October 13, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    InnoServ operates its business primarily through its wholly-owned subsidiary, InnoServ Technologies Maintenance Services, Inc. ("InnoServ Maintenance"), and through its imaging operation.

    On May 19, 1998, InnoServ entered into an Agreement and Plan of Merger with General Electric Company ("GE") whereby GE Medical Systems, a division of GE, will acquire all of the outstanding common stock of InnoServ (the "Merger") (see
Note 15 to the Notes to Consolidated Financial Statements). The Merger, which is subject to approval by InnoServ's shareholders, government regulatory approval and other customary contingencies, is planned to close in late August 1998. Certain InnoServ shareholders, representing 53 percent of InnoServ shares (an amount sufficient to approve the Merger), have entered into agreements with GE to vote in favor of the Merger. On July 14, 1998, GE and InnoServ received written notice that the Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

INNOSERV TECHNOLOGIES MAINTENANCE SERVICES, INC.

    InnoServ Maintenance provides maintenance, consulting and technical services for customer operated magnetic resonance imaging ("MRI") and computed tomography ("CT") scanners and a wide array of diagnostic imaging, biomedical and laboratory equipment on a nationwide basis. Comprehensive maintenance service agreements covering virtually all the equipment operated by a hospital's radiology, biomedical and laboratory departments ("Asset Management") usually have terms of three years or more. Maintenance agreements for individual MRI and CT scanners and x-ray tube replacement agreements typically have terms of one to three years, with limited termination provisions, and pricing is determined on either a fixed or volume related basis. Maintenance services are performed at a customer's site by InnoServ Maintenance's field service engineers and equipment specialists. InnoServ Maintenance's personnel, through the use of proprietary software information systems, also provide customers of the Asset Management services with an array of analytical reports and consultative services to help manage the customer's imaging, biomedical and laboratory capital equipment. In addition to performing regular preventive maintenance services, InnoServ Maintenance's engineers are on call 24 hours a day, seven days a week, to provide emergency maintenance of medical equipment. InnoServ Maintenance also sells x-ray tubes and spare parts for many different makes and models of MRI and CT scanners. InnoServ Maintenance also sells used and refurbished diagnostic imaging equipment as a service to its customers.

    In support of its field service operations, InnoServ Maintenance maintains a supply of spare parts in strategic locations across the nation. Analysis and repair of defective parts are performed at InnoServ's Arlington, Texas, facility. In addition to having the capability to repair electronic circuit boards and systems, InnoServ Maintenance reloads x-ray tubes and rebuilds high voltage components such as transformers.

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

    During fiscal 1998, InnoServ provided its Asset Management, maintenance, distribution and diagnostic services in 41 states to customers including hospitals, health maintenance organizations, out-patient clinics and private physician offices. Revenues from an Asset Management service agreement with IHC Health Services, Inc. accounted for 13 percent of InnoServ's consolidated revenues for fiscal 1998.

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

SOURCES AND AVAILABILITY OF REPAIR PARTS

    Most of the mechanical, electrical and electronic parts and components used in the performance of repair service are purchased from medical equipment manufacturers and after-market part suppliers. InnoServ believes that materials, components and parts of the type and in the quantities necessary for its continued service operations are readily available, and in many cases alternate sources currently exist. InnoServ procures certain x-ray tubes and other proprietary components from certain sole source suppliers. In the event any sole source item becomes unavailable from the present supplier or the supplier's time to deliver such items is abruptly extended beyond normal, InnoServ could experience difficulty, delay and expense in obtaining delivery from other sources and InnoServ's ability to maintain and repair customers' equipment could be impeded.

INSURANCE

    InnoServ maintains a comprehensive insurance program which covers the replacement value of its equipment and vehicles, subject to normal deductibles, when appropriate. Additionally, InnoServ maintains professional and general liability, and employee health insurance coverage, subject to normal deductibles. InnoServ believes its present insurance coverage is adequate.

EMPLOYEES

    At June 30, 1998, InnoServ had 207 employees. None of InnoServ's employees are represented by a labor organization and InnoServ is not aware of any activity seeking such organization. InnoServ considers its relationship with its employees generally to be satisfactory.

ITEM 2.  PROPERTIES.

    InnoServ leases approximately 76,000 square feet of office, maintenance and storage facilities in nine locations at an approximate annual cost of $690,000. Individual lease terms extend up to 41 months with various renewal options.

    While InnoServ believes that its facilities are adequate for its current and near-term needs, to the extent InnoServ expands its activities either geographically or with respect to the number of hospitals, clinics or group practices to which it provides its services, InnoServ may be required to obtain additional office, maintenance or storage facilities.

ITEM 3.  LEGAL PROCEEDINGS.

    Pursuant to a stock purchase agreement dated November 13, 1997 (the "MEDIQ Agreement"), by and among InnoServ and MEDIQ Incorporated and MEDIQ Investment Services, Inc. (collectively "MEDIQ"), InnoServ repurchased 2,026,438 shares of InnoServ's common stock (the "MEDIQ Shares") from MEDIQ in exchange for an agreement that InnoServ would not enter into or consummate a change of control (as defined in the MEDIQ Agreement) unless the other party or parties thereto agree, as a condition precedent to such transaction, to pay to MEDIQ the amount that would have been received by MEDIQ in connection with the change of control transaction if all of the MEDIQ Shares were outstanding and held by MEDIQ at the effective time of such change of control transaction. The MEDIQ Agreement further provides that, after April 1, 1998 and through September 30, 1998, InnoServ shall not enter into or consummate a change of control unless the other party or parties thereto agree, as a condition precedent to such transaction, to pay MEDIQ 50% of the amount that would have been received by MEDIQ in connection with the change of control transaction if all of the MEDIQ Shares were outstanding and held by MEDIQ at the effective time of such change of control transaction.

    MEDIQ and InnoServ are currently in dispute as to the amount that would be owed to MEDIQ under the terms of the MEDIQ Agreement upon consummation of the Merger. If InnoServ and GE had entered into or consummated a change of control on or prior to April 1, 1998, MEDIQ would have been entitled to $6,437,994, based upon the Merger consideration, upon consummation of the Merger. Pursuant to a letter agreement dated May 19, 1998, among InnoServ, MEDIQ and GE (the "Letter Agreement"), MEDIQ has acknowledged that it believes that, based on the accuracy of the representations described below, it will be owed $4,052,876 upon consummation of the Merger, while InnoServ has acknowledged that it believes that MEDIQ will be owed $3,218,997, which amount is 50% of $6,437,994. The Merger Agreement provides for the payment on the effective date of the Merger by GE (i) to MEDIQ of an amount equal to $3,218,997 (the "MEDIQ Payment") and (ii) to an escrow agent of an amount equal to $833,879, to be held pursuant to an escrow agreement by and between MEDIQ and InnoServ.

    Under the terms of the Letter Agreement, MEDIQ also released InnoServ from any further obligations under the MEDIQ Agreement, contingent upon the receipt of the MEDIQ Payment and subject to the representations of InnoServ and GE that such parties did not affirmatively delay any such change of control transaction and that a description (provided to MEDIQ) of the parties' discussions with respect to the Merger was materially correct and not misleading. In connection with the arbitration of the dispute over whether MEDIQ is owed $4,052,876 or $3,218,997, MEDIQ has advised InnoServ that it has concerns as to the accuracy of such representations and that MEDIQ will require discovery with respect to that issue. While InnoServ believes that the representations are accurate, MEDIQ may nevertheless claim that they are not accurate and demand that the full amount of $6,437,994 be paid to MEDIQ upon consummation of the Merger. Although InnoServ believes that any such claim would be without merit, there is no assurance, if such a claim is asserted, that InnoServ will prevail on the issue in the arbitration proceeding or otherwise; however, the ultimate resolution of this issue will have no effect on the amount of consideration to be received by InnoServ shareholders.

    InnoServ is involved in various legal actions, claims, and proceedings of a nature considered normal to the conduct of its business. InnoServ believes, after reviewing such matters and consulting with counsel, that any liability which may ultimately be incurred with respect to these matters is not expected to have a material effect on either InnoServ's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    InnoServ's common stock is traded in the NASDAQ National Market under the symbol ISER. The ranges of high and low transaction prices for the common stock as reported by The National Stock Market, Inc. for fiscal 1998 and 1997 are set forth in the following table. Such quotations are prices between dealers without retail markups, markdowns or commissions and do not represent actual transactions.

                                                                                      HIGH         LOW
                                                                                     -------    ---------
1998
4th Quarter.......................................................................   $ 3 5/8    $ 1 15/16
3rd Quarter.......................................................................   $ 3        $ 1 11/16
2nd Quarter.......................................................................   $ 2 1/4    $ 1 1/2
1st Quarter.......................................................................   $ 2 1/4    $ 1 11/16

1997
4th Quarter.......................................................................   $ 3 1/8    $ 1 13/16
3rd Quarter.......................................................................   $ 3 1/8    $ 2 1/8
2nd Quarter.......................................................................   $ 5        $ 2 7/8
1st Quarter.......................................................................   $ 5 5/8    $ 3 5/8

    InnoServ estimates that it had approximately 650 beneficial shareholders as of July 17, 1998.

    In April 1995, InnoServ's Board of Directors discontinued the payment of dividends for an indefinite period. InnoServ's current loan agreement prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth certain selected financial data for each of the five years in the period ended April 30, 1998. The acquired operations of MEDIQ Equipment and Maintenance Services, Inc. have been included effective August 3, 1994. The operations of Advanced Imaging Technologies, Inc. were disposed of effective March 17, 1997 (see Note 4 to the Notes to Consolidated Financial Statements). The selected financial data presented below should be read in conjunction with the consolidated financial statements of InnoServ and the notes thereto appearing in Item 8 of Part II of this report and the information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                  YEAR ENDED
                                                             -----------------------------------------------------
                                                             APRIL 30,  APRIL 30,  APRIL 30,  APRIL 30,  APRIL 29,
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
  Revenues.................................................  $  36,889  $  42,387  $  45,727  $  46,366  $  40,464
  Net income (loss)........................................     (2,664)    (1,573)    (7,189)    (3,630)     1,507
  Net income (loss) per share (a):
    Basic..................................................      (0.65)     (0.31)     (1.43)     (0.81)      0.51
    Diluted................................................      (0.65)     (0.31)     (1.43)     (0.81)      0.49
Cash Dividends Per Share...................................  $      --  $      --  $      --  $    0.23  $    0.16
Weighted Average Shares (a):
  Basic....................................................      4,098      5,036      5,036      4,511      2,944
  Diluted..................................................      4,098      5,036      5,036      4,511      3,049
Balance Sheet Data:
  Total assets.............................................  $  18,713  $  19,102  $  23,840  $  30,506  $  21,430
  Working capital..........................................       (594)       978      1,023      4,077      6,784
  Total long-term debt.....................................         --        479        910        141         --
  Total shareholders' equity...............................  $   5,729  $   8,393  $   9,966  $  17,155  $  15,400

------------------------

(a) In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods above have been presented and, where necessary, restated to conform to the SFAS No. 128 requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

    Consolidated revenues for fiscal 1998 were $36,889,000, a decrease of $5,498,000 from fiscal 1997 consolidated revenues of $42,387,000. The decline in revenues is primarily attributable to a decrease of $5,221,000 resulting from the disposition of substantially all of the revenue producing assets of Advanced Imaging Technologies, Inc. ("AIT") on March 17, 1997 (see Note 4 to the Notes to Consolidated Financial Statements). Revenues from computed tomography ("CT") and magnetic resonance imaging ("MRI") maintenance service agreements decreased approximately $2,400,000 and $210,000, respectively, primarily as a result of the continued decline in the number and average contract amount of maintenance service agreements in effect as older equipment is being upgraded or removed from service by customers. Revenues from InnoServ's diagnostic mobile imaging operations declined approximately $180,000 due to lower customer demand for these units. Offsetting these declines, revenues from asset management and multi-vendor services increased approximately $2,050,000 as InnoServ continues to focus on the growing market for these types of services. In addition, after taking into effect the disposal of AIT, sale of spare parts, x-ray tubes and equipment increased by approximately $560,000 as InnoServ experienced a greater demand for its spare parts and x-ray tubes from other service providers and distributors.

    Cost of operations, excluding the costs of AIT, increased $1,430,000 from fiscal 1997 to fiscal 1998 as the costs in fiscal 1997 were 84 percent of revenues, increasing to 88 percent of revenues in fiscal 1998. This increase as a percentage of revenues was due primarily to a higher failure rate of equipment under maintenance service agreements than previously experienced, an increasing utilization of other service providers to supplement InnoServ's own staff of field engineers to service equipment under maintenance service agreements, a greater need to source repair parts from third parties rather than utilizing InnoServ's existing inventory of spare parts, and lower gross margins generally on asset management contracts awarded to InnoServ during the last year due to competitive pricing in the marketplace.

    Depreciation and amortization expenses decreased $291,000, or 15 percent, from the prior year primarily as a result of the completed depreciation of certain capital equipment. Selling and administrative expenses decreased $996,000, or 16 percent, primarily as a result of reductions in InnoServ's administrative functions resulting from the disposal of AIT, representing approximately $680,000 of the total decline, and cost containment activities.

    The loss before income taxes increased by $1,026,000 to $2,646,000 in fiscal 1998 from $1,620,000 in fiscal 1997 primarily as a result of the factors identified in the discussion of cost of operations above.

    In fiscal 1998 InnoServ recorded a tax provision of $18,000 for income taxes due to certain states in which InnoServ conducts business. InnoServ did not recognize a federal tax benefit from the operating loss in fiscal 1998. Under SFAS No. 109, "Accounting for Income Taxes", net operating losses enter into the calculation of deferred tax assets and liabilities. At April 30, 1998, InnoServ had an estimated net deferred tax asset before valuation allowance of $6,416,000, primarily as a result of net operating losses and tax credit carryforwards. Due to the cumulative losses incurred in recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS No. 109 and, accordingly, InnoServ has recorded a valuation allowance for the full amount of the net deferred tax asset.

    On May 19, 1998, InnoServ entered into an Agreement and Plan of Merger ("Merger Agreement") with General Electric Company ("GE") whereby GE Medical Systems, a division of GE, will acquire all of the outstanding common stock of InnoServ (the "Merger") (see Note 15 to the Notes to Consolidated Financial Statements). The Merger, which is subject to approval by InnoServ's shareholders, government regulatory approval and other customary contingencies, is planned to close in late August 1998. Certain InnoServ shareholders, representing 53 percent of InnoServ's shares (an amount sufficient to approve the Merger), have entered into agreements with GE to vote in favor of the Merger. On July 14, 1998, GE and InnoServ received written notice that the Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Should the Merger not close as expected, it could have a material adverse effect on InnoServ's ongoing business due to anticipated terminations of employees and difficulty in attracting new employees and customers.

FISCAL 1997 COMPARED TO FISCAL 1996

    Consolidated revenues for fiscal 1997 were $42,387,000, a decrease of $3,340,000 from fiscal 1996 consolidated revenues of $45,727,000. The decrease occurred primarily as a result of the continued decline in the number and average contract amount of CT maintenance service agreements in effect as a result of older equipment being upgraded or removed from service by customers and InnoServ's decision to not renew certain CT maintenance contracts in unprofitable locations. Revenues for fiscal 1997 related to CT maintenance contracts declined by approximately $6,200,000 as compared to fiscal 1996 revenues. In addition, sales of spare parts, supplies, x-ray tubes and equipment declined by $815,000 primarily due to the disposition of substantially all of the revenue producing assets of AIT on March 17, 1997 (see Note 4 to the Notes to Consolidated Financial Statements). AIT's business was no longer consistent with the strategic focus of InnoServ. These declines were partially offset by revenue increases in InnoServ's other product lines, principally asset management and multi-vendor services which grew by $3,680,000 as compared to 1996 revenues as InnoServ continued to focus on the growing market for these types of services. In addition, the decline was partially offset by a reduction of approximately $200,000 in the reserve for sales allowances during the fourth quarter of fiscal 1997. This reduction was a result of management's ongoing analysis of service billings.

    Cost of operations for fiscal 1997 decreased by $3,958,000 as those costs were approximately 85 percent of fiscal 1997 revenues as compared to approximately 87 percent of revenues in fiscal 1996. These decreases were the result of the cost reduction actions, including employment terminations, taken in fiscal 1997 and 1996 by management as well as the increase in asset management services which generally had higher operating margins than the operating margins of most of InnoServ's other product lines, including CT maintenance contracts, which have margins that continue to decline. In addition, during the fourth quarter of fiscal 1997, InnoServ recorded a reduction of approximately $300,000 in certain accruals as determined through management's ongoing evaluation of estimated liabilities.

    Depreciation and amortization expenses for fiscal 1997 were $98,000 less than in fiscal 1996 which reflects the reduction in expenditures for capital equipment, principally test equipment used in the maintenance service product lines as InnoServ concentrated its activities on the asset management services which require less capital than the other InnoServ product lines.

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

    Loss before income taxes declined by $3,090,000 to $1,620,000 in fiscal 1997 from $4,710,000 in fiscal 1996, partially as a result of improved operating margins resulting from the increase in revenue from asset management services which had higher operating margins than the other product lines. In addition, the loss before income taxes in fiscal 1996 reflected special charges of $2,267,000, restructuring costs to effect the relocation of InnoServ's headquarters and spare parts repair operations, and unfavorable operating margins associated with the CT maintenance business. Because InnoServ employs field service engineers over a wide geographic area, the level of revenues were not sufficient in certain locations to cover the direct costs of providing maintenance and repair services and the infrastructure costs to support these activities.

    InnoServ recorded a $47,000 tax benefit in fiscal 1997 representing an estimated tax refund for state income taxes paid in prior years. InnoServ did not recognize a federal tax benefit from the operating loss for fiscal 1997. At April 30, 1997, InnoServ had an estimated net deferred tax asset before valuation allowance of $5,513,000, primarily as a result of net operating losses and tax credit carryforwards. In accordance with SFAS No. 109, InnoServ recorded a valuation allowance for the full amount of the net deferred tax asset. The ultimate realization of the deferred tax asset depends on the ability of InnoServ to generate sufficient taxable income in the future. Due to the cumulative losses incurred in recent years, the deferred tax assets did not meet the criteria for recognition under SFAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at April 30, 1998, totaled $3,088,000. The principal source of cash for fiscal 1998 was operations which generated $2,017,000 due primarily to an increase in accounts payable of $2,316,000 due to the timing of payments, the non-cash effect of depreciation and amortization of $1,707,000, a reduction in inventory of $347,000 due to the amortization of spare parts inventory partially offset by additional purchases of spare parts and x-ray tubes required to service newer technology CT and MRI scanners, and an increase in deferred revenues of $529,000 as payments received for services to be provided exceeded services provided during the period. Offsetting these positive cash flows, receivables increased by $128,000 as a result of the timing of cash receipts from customers and prepaid expenses increased by $119,000 for costs incurred in conjunction with the Merger Agreement with GE, which costs have been deferred until consummation of the Merger. The funds generated from operations financed purchases of new capital equipment of $106,000 and debt payments of $629,000.

    Under the terms of the Merger Agreement, GE purchased 700,000 shares of a newly created Series B Preferred Stock of InnoServ (the "Preferred Shares") for $2,800,000, which payment was received by InnoServ on June 5, 1998. The Preferred Shares accrue dividends of $0.32 per share per annum, beginning six months from the issuance of such shares, whether or not earned or declared, and are redeemable by InnoServ at anytime at a price equal to $4.00 per share plus any accrued but unpaid dividends. Each Preferred Share is also convertible into common stock of InnoServ, at the option of the holders, at anytime after the earlier of (i) the consummation of a reorganization of InnoServ with a third party or (ii) the later of (A) September 30, 1998 or (B) the termination of the Merger Agreement.

    InnoServ's allowance for doubtful accounts at April 30, 1998 was $869,000, or 19 percent of gross accounts receivable. InnoServ's customers include hospitals, physician practices, outpatient clinics, and entrepreneurial operations. Some of these customers are thinly capitalized, operate on small margins and experience cash flow difficulties due to the lengthy time required to receive reimbursement from Medicare and insurance companies. Factors impacting InnoServ's allowance for doubtful accounts include the timing of account write-offs and the changes occurring in the healthcare industry, primarily the move to managed care, which has weakened healthcare providers' ability to honor their debts and have forced some of the providers out of business.

    On April 14, 1997 InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's term loan and revolving line of credit with the bank were converted into a new term loan of $1,198,000. Borrowings under the new term loan bear interest at the rate of prime (8.5% at April 30, 1998) plus 1% per annum. Monthly installments of $54,000 plus interest are required through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and capital equipment. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements, and restrictions on future borrowings and payment of dividends. As a result of the net loss for the period, InnoServ failed to meet the net worth covenant, the current ratio and the cash flow ratio required under the loan agreement as of April 30, 1998. InnoServ's bank waived these events of noncompliance effective April 30, 1998 and through September 30, 1998 for the net worth covenant and the current ratio and through January 8, 1999 for the cash flow ratio. As a result of the $2,800,000 in proceeds received on June 5, 1998 from the issuance of the Preferred Shares, InnoServ expects to be in compliance with the net worth covenant and current ratio at September 30, 1998.

    InnoServ believes it has sufficient cash resources to meets its operating needs and does not anticipate making any significant capital purchases for the next twelve months.

YEAR 2000 ISSUES

    InnoServ maintains or services certain customer owned medical equipment containing microprocessors and software programs with date functionality which could malfunction in the year 2000 ("Year 2000

Issue"). InnoServ has, among other actions, sent written communications to all of its customers to ensure they are aware of the Year 2000 Issue as it pertains to their medical equipment and they have initiated actions to bring their equipment into compliance with the Year 2000 Issue, if applicable. Solutions for bringing equipment into compliance range from a simple reprogramming of the software, to the replacement of circuit boards or components, to retiring the equipment because it cannot be brought into compliance cost effectively. These solutions, particularly if a customer chooses to retire equipment, could have an adverse effect on InnoServ's revenue stream.

    InnoServ has conducted an assessment of its own computer systems and other date sensitive electronic systems and determined they are substantially compliant with the Year 2000 Issue. No interruption of InnoServ's business is expected to occur and the costs to bring systems in full compliance is not expected to be material.

RISK FACTORS

    The statements in this Management's Discussion and Analysis and elsewhere in this report that are not based on historical fact are forward looking statements, which involve numerous risks and uncertainties. InnoServ's future results of operations and financial condition may differ materially from these expectations due to many factors, including the closing of the Merger with GE and, in the absence of such closing, InnoServ's ability to implement its operating plans to reduce costs while providing an increasing array of services to its customers, to retain existing employees and customers and to attract new employees and customers, competitive and regulatory conditions in the healthcare industry generally, and other factors, many of which are beyond the control of InnoServ.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    The following financial statements and financial statement schedule of InnoServ and the Report of Independent Auditors are included herein on the pages indicated:

                                                                           PAGE
                                                                           ----
Consolidated Financial Statements:

  Report of Independent Auditors.........................................   13

  Consolidated Balance Sheets at April 30, 1998 and 1997.................   14

  Consolidated Statements of Operations for the years ended April 30,
    1998, 1997 and 1996..................................................   15

  Consolidated Statements of Shareholders' Equity for the years ended
    April 30, 1998, 1997 and 1996........................................   16

  Consolidated Statements of Cash Flows for the years ended April 30,
    1998, 1997 and 1996..................................................   17

  Notes to Consolidated Financial Statements.............................   18

Financial Statement Schedule:

  Schedule II--Valuation and Qualifying Accounts.........................   30

    Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
InnoServ Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of InnoServ Technologies, Inc. as of April 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnoServ Technologies, Inc. at April 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Fort Worth, Texas
June 17, 1998

                          INNOSERV TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            APRIL 30,   APRIL 30,
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                ASSETS
Current assets
  Cash and cash equivalents...............................................................  $    3,088  $    1,806
  Receivables, net........................................................................       3,821       3,693
  Inventory...............................................................................       4,909       5,256
  Prepaid expenses........................................................................         572         453
                                                                                            ----------  ----------
    Total current assets..................................................................      12,390      11,208

Capital equipment, net....................................................................       3,042       4,491
Goodwill, net.............................................................................       3,240       3,392
Other assets..............................................................................          41          11
                                                                                            ----------  ----------
                                                                                            $   18,713  $   19,102
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.......................................................  $      479  $      629
  Accounts payable........................................................................       5,974       3,658
  Accrued liabilities.....................................................................       2,283       2,224
  Deferred revenues.......................................................................       4,248       3,719
                                                                                            ----------  ----------
    Total current liabilities.............................................................      12,984      10,230
Long-term debt, less current portion......................................................          --         479
Commitments and contingencies.............................................................
Shareholders' equity
  Preferred stock, $.01 par value: 5,000,000 shares authorized; no shares issued..........          --          --
  Common stock, $.01 par value: 10,000,000 shares authorized; 3,009,395 issued at April
    30, 1998 and 5,035,833 issued at April 30, 1997.......................................          30          51
  Paid-in capital.........................................................................      17,324      17,303
  Accumulated deficit.....................................................................     (11,625)     (8,961)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................       5,729       8,393
                                                                                            ----------  ----------
                                                                                            $   18,713  $   19,102
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

               FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996

                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Revenues:
  Service.....................................................................  $   31,452  $   33,819  $   36,344
  Sale of parts and equipment.................................................       5,437       8,568       9,383
                                                                                ----------  ----------  ----------
    Total revenues............................................................      36,889      42,387      45,727
Costs:
  Cost of service.............................................................      30,198      30,303      32,873
  Cost of parts and equipment.................................................       2,401       5,551       6,939
                                                                                ----------  ----------  ----------
    Total cost of operations..................................................      32,599      35,854      39,812
Depreciation and amortization.................................................       1,707       1,998       2,096
Selling and administrative....................................................       5,227       6,223       8,357
                                                                                ----------  ----------  ----------
Loss from operations..........................................................      (2,644)     (1,688)     (4,538)
Interest expense, net.........................................................          (2)       (112)       (172)
Other income..................................................................          --         180          --
                                                                                ----------  ----------  ----------
Loss before income taxes......................................................      (2,646)     (1,620)     (4,710)
Provision (benefit) for income taxes..........................................          18         (47)      2,479
                                                                                ----------  ----------  ----------
Net loss......................................................................  $   (2,664) $   (1,573) $   (7,189)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Net loss per share--basic and diluted.........................................  $    (0.65) $    (0.31) $    (1.43)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Weighted average shares--basic and diluted....................................       4,098       5,036       5,036
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

               FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996

                                                                 COMMON STOCK
                                                               ($.01 PAR VALUE)
                                                              ------------------   PAID-IN  ACCUMULATED
                                                                SHARES    AMOUNT   CAPITAL    DEFICIT      TOTAL
                                                              ----------  ------   -------  -----------   -------
Balance, April 30, 1995.....................................   5,035,833   $ 51    $17,303   $   (199)    $17,155
  Net loss..................................................          --     --         --     (7,189)     (7,189)
                                                              ----------  ------   -------  -----------   -------
Balance, April 30, 1996.....................................   5,035,833     51     17,303     (7,388)      9,966
  Net loss..................................................          --     --         --     (1,573)     (1,573)
                                                              ----------  ------   -------  -----------   -------
Balance, April 30, 1997.....................................   5,035,833     51     17,303     (8,961)      8,393
  Repurchase of shares......................................  (2,026,438)   (21)        21         --          --
  Net loss..................................................          --     --         --     (2,664)     (2,664)
                                                              ----------  ------   -------  -----------   -------
Balance, April 30, 1998.....................................   3,009,395   $ 30    $17,324   $(11,625)    $ 5,729
                                                              ----------  ------   -------  -----------   -------
                                                              ----------  ------   -------  -----------   -------

   The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

               FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996

                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
Cash flows from:
Operations:
Net loss..........................................................................  $  (2,664) $  (1,573) $  (7,189)
Adjustments to reconcile net loss to net cash flows from operations:
  Depreciation and amortization...................................................      1,707      1,998      2,096
  Gain on disposal of equipment...................................................         --         --        (98)
  Provision for deferred income taxes.............................................         --         --      3,347
  Changes in assets and liabilities:
    Receivables...................................................................       (128)       977       (701)
    Inventory.....................................................................        347      1,840      1,741
    Prepaid expenses..............................................................       (119)      (105)       182
    Accounts payable..............................................................      2,316       (942)     1,398
    Accrued liabilities...........................................................         59       (849)    (1,138)
    Deferred revenues.............................................................        529       (529)     1,894
    Other assets..................................................................        (30)       112        459
                                                                                    ---------  ---------  ---------
Net cash provided by operations...................................................      2,017        929      1,991
Investing activities:
  Sale of capital equipment.......................................................         --         --        180
  Sale of AIT assets..............................................................         --        788         --
  Purchase of capital equipment...................................................       (106)      (188)    (1,427)
                                                                                    ---------  ---------  ---------
Net cash provided by (used for) investing activities..............................       (106)       600     (1,247)
Financing activities:
  Payments on long-term debt......................................................       (594)      (500)      (125)
  Payments under capital lease obligations........................................        (35)      (106)      (356)
  Decrease in borrowings from line of credit......................................         --       (256)    (2,649)
  Proceeds from the issuance of long-term debt....................................         --        198      1,500
                                                                                    ---------  ---------  ---------
Net cash used for financing activities............................................       (629)      (664)    (1,630)
                                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............................      1,282        865       (886)
Cash and cash equivalents at beginning of period..................................      1,806        941      1,827
                                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of period........................................  $   3,088  $   1,806  $     941
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                          INNOSERV TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1998

1.  DESCRIPTION OF BUSINESS

    InnoServ provides comprehensive asset management systems and services and multi-vendor maintenance and repair services for healthcare facilities, offers mobile computed tomography and cardiac catheterization units for lease and distributes radiology parts and equipment on a nationwide basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of InnoServ and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

    Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the fiscal 1998 presentation.

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

    RECEIVABLES

    Receivables are stated net of an allowance for doubtful accounts of $869,000 and $910,000 at April 30, 1998 and 1997, respectively.

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

    INVENTORY

    Equipment held for resale, x-ray tubes, and other radiological supplies are carried at the lower of cost or market value. Spare parts relating to maintenance services are carried at average cost and expensed when used or sold. Spare parts inventory is amortized over the estimated useful life of the parts which has been determined to be seven years. Spare parts inventory is stated at cost net of such accumulated amortization and allowances of $5,819,000 and $5,040,000 at April 30, 1998 and 1997, respectively. The estimated useful life and carrying value of spare parts inventory are evaluated based upon historical usage

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and the type and duration of the maintenance contracts in effect. Inventory at April 30, 1998 and 1997 consisted of the following (in thousands):

                                                                            APRIL 30,    APRIL 30,
                                                                              1998         1997
                                                                           -----------  -----------
Spare parts and supplies, net............................................   $   4,031    $   4,484
Inventory held for resale................................................         878          772
                                                                           -----------  -----------
                                                                            $   4,909    $   5,256
                                                                           -----------  -----------
                                                                           -----------  -----------

    CAPITAL EQUIPMENT

    Capital equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to ten years. Maintenance and repairs are charged against income and betterments are capitalized. Capital equipment at April 30, 1998 and 1997 consisted of the following (in thousands):

                                                                        APRIL 30,   APRIL 30,
                                                                           1998        1997
                                                                        ----------  ----------
Cost..................................................................  $   27,065  $   27,907
Less accumulated depreciation.........................................     (24,023)    (23,416)
                                                                        ----------  ----------
                                                                        $    3,042  $    4,491
                                                                        ----------  ----------
                                                                        ----------  ----------

    Depreciation expense for the years ended April 30, 1998, 1997 and 1996 was $1,555,000, $1,846,000, and $1,942,000, respectively.

    INCOME TAXES

    Deferred tax assets and liabilities are recognized for the anticipated future tax effects of differences between their carrying amounts for financial reporting purposes and the amounts used for income tax purposes (see Note 10).

    GOODWILL

    Cost of approximately $4,445,000 in excess of the net assets acquired in purchase transactions is being amortized using the straight-line method over periods ranging from 20 to 40 years. Related accumulated amortization at April 30, 1998 and 1997 was $1,205,000 and $1,053,000, respectively.

    LONG-TERM ASSETS

    InnoServ evaluates the carrying value of long-term assets, including goodwill, based upon future anticipated undiscounted cash flows and recognizes an impairment when it is probable that such estimated future cash flows will be less than the carrying value of the asset.

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUES

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

    Amounts invoiced in advance of the provision of service under maintenance contracts are not included in receivables if payment has not been received as of the balance sheet date. Such amounts are classified as deferred revenues if payment was received as of the balance sheet date.

    INTEREST EXPENSE, NET

    Interest expense is net of interest income of $83,000, $33,000, and $22,000 for the years ended April 30, 1998, 1997, and 1996, respectively.

    STOCK BASED COMPENSATION

    InnoServ grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the underlying common stock at the date of grant. InnoServ has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided for under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of InnoServ's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Proceeds from common stock issued pursuant to InnoServ's employee stock option plans are credited to common stock and paid-in capital at the time an option is exercised.

    EARNINGS PER SHARE

    Basic earnings per share amounts are computed based upon the weighted average shares of common stock outstanding during each period. Outstanding stock options, if dilutive, are included in the computation of diluted earnings per share.

3.  SUPPLEMENTAL CASH FLOW DISCLOSURE

    Interest and income taxes paid in the years ended April 30, 1998, 1997 and 1996 were as follows (in thousands):

                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Interest..............................................................  $      81  $     211  $     209
Income taxes..........................................................  $      13  $      55  $      20

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

4.  ASSET SALES

    On March 17, 1997, InnoServ sold substantially all of the net assets of Advanced Imaging Technologies, Inc. ("AIT") for $788,000 in cash, which approximated the net carrying value of such assets. In connection with the sale, InnoServ also entered into a consulting agreement pursuant to which InnoServ received $180,000. InnoServ believes all services which were required to be provided under the consulting agreement were provided before April 30, 1997. Accordingly, the amount received by InnoServ for consulting services is reflected as "Other income" in the Consolidated Statement of Operations for fiscal 1997. Revenues for AIT in fiscal 1998, 1997, and 1996 were $0, $5,221,000, and $6,186,000, respectively.

5.  LONG-TERM DEBT

    Long-term debt at April 30, 1998 and 1997 consisted of the following (in thousands):

                                                              APRIL 30,   APRIL 30,
                                                                1998        1997
                                                              ---------   ---------
Bank term loan..............................................    $ 479      $1,073
Capital lease obligations payable through December 1997, at
  a fixed rate of interest of 9.56%.........................       --          35
                                                              ---------   ---------
                                                                  479       1,108
Less amount classified as current...........................     (479)       (629)
                                                              ---------   ---------
Total long-term debt........................................    $  --      $  479
                                                              ---------   ---------
                                                              ---------   ---------

    On April 14, 1997, InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's prior revolving line of credit and term loan agreements with the bank were converted into a new term loan aggregating $1,198,000. Borrowings under the new term loan bear interest at the rate of prime (8.5% at April 30, 1998) plus 1% per annum. Monthly installments of $54,000 plus interest are required through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and capital equipment. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements, and restrictions on future borrowings and payment of dividends. As a result of the net loss for the period, InnoServ failed to meet the net worth covenant, the current ratio and the cash flow ratio required under the loan agreement as of April 30, 1998. InnoServ's bank waived these events of noncompliance effective April 30, 1998 and through September 30, 1998 for the net worth covenant and the current ratio and through January 8, 1999 for the cash flow ratio. As a result of the $2,800,000 in proceeds received on June 5, 1998 from the issuance of the Preferred Shares (see Note 15), InnoServ expects to be in compliance with the net worth covenant and current ratio at September 30, 1998.

    The outstanding principal balance of $479,000 on long-term debt is required to be paid under the terms of the loan agreement in the year ending April 30, 1999.

6.  STOCK OPTIONS

    InnoServ has an incentive plan which provides for the granting of stock options to key employees and non-employee directors to purchase common stock at a purchase price of not less than fair market value, as defined by such plan, on the date of the grant. InnoServ has also entered into a stock option agreement

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

6.  STOCK OPTIONS (CONTINUED)
with its chief executive officer to purchase 150,000 shares of common stock at a purchase price that was equal to the fair market value of the common stock at the time of grant. The options granted under the plan and agreement are exercisable in three equal installments over a three year vesting period and expire over periods ranging from five to ten years after the grant date. The changes in stock options outstanding for the years ended April 30, 1998, 1997 and 1996 were as follows:

                                                               NUMBER     WEIGHTED-AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------   ----------------
Outstanding at April 30, 1995...............................    327,834        $4.34
  Granted...................................................    373,000         3.51
  Canceled..................................................   (266,934)        4.39
                                                              ---------        -----
Outstanding at April 30, 1996...............................    433,900         3.60
  Granted...................................................     46,000         3.52
  Canceled..................................................    (48,500)        3.35
                                                              ---------        -----
Outstanding at April 30, 1997...............................    431,400         3.62
  Granted...................................................     46,000         2.59
  Canceled..................................................    (72,200)        3.42
                                                              ---------        -----
Outstanding at April 30, 1998...............................    405,200        $3.52
                                                              ---------        -----
                                                              ---------        -----
Options exercisable at April 30, 1998.......................    245,872        $3.66
                                                              ---------        -----
                                                              ---------        -----
Options exercisable at April 30, 1997.......................    152,069        $3.77
                                                              ---------        -----
                                                              ---------        -----
Options exercisable at April 30, 1996.......................     44,500        $4.06
                                                              ---------        -----
                                                              ---------        -----

    The weighted average fair value of options granted during fiscal 1998 is $1.03.

    At April 30, 1998 and 1997, there were 74,800 and 48,600 shares of common stock available for future grants, respectively. The outstanding options at April 30, 1998 had exercise prices ranging from $1.50 to $5.25 per share and the weighted average remaining contractual life of such options was 5.6 years.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if InnoServ had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for fiscal 1998, 1997 and 1996, respectively: risk-free interest rates of 5.76%, 6.25% and 6.25%; no expected dividend yields for all years; volatility factors of the expected market price of InnoServ's common stock of
 .373, .405 and .504; and a weighted-average expected life of all options of 4.5 years.

    The Black-Scholes option valuation model is used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of options. Because InnoServ's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

6.  STOCK OPTIONS (CONTINUED)
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The pro forma effects on the net loss for fiscal 1998, 1997 and 1996 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. InnoServ's pro forma information follows (in thousands of dollars, except for earnings per share information):

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Pro forma net loss............................................  $  (2,812) $  (1,679) $  (7,232)
Pro forma net loss per share--basic and diluted...............  $   (0.69) $   (0.33) $   (1.44)

7.  SHARES AND WARRANT REPURCHASE

    Pursuant to a stock purchase agreement dated November 13, 1997 (the "MEDIQ Agreement"), by and among InnoServ and MEDIQ Incorporated and MEDIQ Investment Services, Inc. (collectively, "MEDIQ"), InnoServ repurchased from MEDIQ 2,026,438 shares of InnoServ's common stock (the "MEDIQ Shares") and a warrant to purchase 325,000 shares of InnoServ's common stock ("Warrant"). Such 2,026,438 shares represented approximately 40 percent of the then outstanding shares of common stock of InnoServ. The MEDIQ Shares and Warrant had been issued to MEDIQ in connection with InnoServ's acquisition of MEDIQ Equipment and Maintenance Services, Inc. ("MEMS"), a wholly-owned subsidiary of MEDIQ, in August 1994.

    The MEDIQ Shares and Warrant were repurchased in exchange for an agreement that InnoServ would not enter into or consummate a change of control (as defined in the MEDIQ Agreement) unless the other party or parties thereto agree, as a condition precedent to such transaction, to pay to MEDIQ the amount that would have been received by MEDIQ in connection with the change of control transaction if all of the MEDIQ Shares were outstanding and held by MEDIQ at the effective time of such change of control transaction. The MEDIQ Agreement further provides that, after April 1, 1998 and through September 30, 1998, InnoServ shall not enter into or consummate a change of control unless the other party or parties thereto agree, as a condition precedent to such transaction, to pay MEDIQ 50% of the amount that would have been received by MEDIQ in connection with the change of control transaction if all of the MEDIQ Shares were outstanding and held by MEDIQ at the effective time of such change of control transaction. MEDIQ and InnoServ are currently in dispute as to the amount that would be owed to MEDIQ under the terms of the MEDIQ Agreement upon consummation of the Merger (as hereinafter defined) with General Electric Company (see Note 15).

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

8.  RETIREMENT PLAN

    InnoServ sponsors a voluntary retirement benefit plan (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code. The Plan is available to all employees of InnoServ who have

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

8.  RETIREMENT PLAN (CONTINUED)
completed three months of continuous service and are age twenty-one or older. Employee contributions are based on a percentage of pre-tax compensation as elected by the employee to a maximum of 15 percent. InnoServ contributes an amount equal to 25 percent of the employee's pre-tax contributions limited to a maximum matching of $500 annually. InnoServ's costs related to the Plan for the years ended April 30, 1998, 1997 and 1996 were $72,000, $96,000, and $85,000, respectively.

9.  SPECIAL CHARGES

    In fiscal 1996, InnoServ's management team undertook a detailed assessment of InnoServ's internal operations, customers, competition, and InnoServ's positioning within its marketplace. This assessment led to a strategic focus which emphasizes the asset management capabilities and services of InnoServ Technologies Maintenance Services, Inc. In support of this strategy, InnoServ adopted a plan to reorganize its operations and evaluated the realization of its assets. The financial impact of these actions was recorded as special charges of approximately $2,267,000 in the fourth quarter of fiscal 1996. These charges were included in cost of operations and consisted of the following (in thousands):

Inventory:
  Writedown for impairment of inventory(1)..........................  $   1,003
  Writedown of equipment held for resale(2).........................        292
  Writedown for physical inventory of spare parts...................        192
  Other.............................................................        149
                                                                      ---------
                                                                          1,636
Capitalized development costs expensed(3)...........................        394
Severance arrangements(4)...........................................        154
Equipment accumulated depreciation(5)...............................         83
                                                                      ---------
                                                                      $   2,267
                                                                      ---------
                                                                      ---------

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

(4) Relates to severance amounts estimated to be paid to employees as a result of InnoServ's plan to reorganize its operations to strategically focus on its asset management business.

(5) Represents additional depreciation as a result of lowering the estimated useful lives of certain equipment.

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

10.  INCOME TAXES

    The provision (benefit) for income taxes for the years ended April 30, 1998, 1997 and 1996 consisted of the following (in thousands):

                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Current:
  Federal............................................................  $      --  $      --  $    (868)
  State..............................................................         18        (47)        --
                                                                       ---------  ---------  ---------
                                                                              18        (47)      (868)
Deferred:
  Federal............................................................         --         --      2,983
  State..............................................................         --         --        364
                                                                       ---------  ---------  ---------
                                                                              --         --      3,347
                                                                       ---------  ---------  ---------
                                                                       $      18  $     (47) $   2,479
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset at April 30, 1998 and 1997 were as follows (in thousands):

                                                                           APRIL 30,  APRIL 30,
                                                                             1998       1997
                                                                           ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards.......................................  $   3,797  $   3,137
  Tax credits............................................................      1,400      1,400
  Accrued expenses.......................................................        214        350
  Allowance for doubtful accounts........................................        330        335
  Inventory..............................................................        419        343
  Deferred compensation..................................................        223        268
  Capital equipment......................................................         33         --
                                                                           ---------  ---------
    Gross deferred tax asset.............................................      6,416      5,833
  Valuation allowance for deferred tax asset.............................     (6,416)    (5,513)
                                                                           ---------  ---------
    Total deferred tax asset.............................................         --        320

Deferred tax liabilities:
  Capital equipment......................................................         --       (320)
                                                                           ---------  ---------
    Net deferred tax asset...............................................  $      --  $      --
                                                                           ---------  ---------
                                                                           ---------  ---------

    In accordance with SFAS No. 109, "Accounting for Income Taxes", InnoServ has recorded a valuation allowance to reduce its net deferred tax asset potentially available to InnoServ to the amount that is "more likely than not to be realized". The ultimate realization of the deferred tax assets depends on the ability of InnoServ to generate sufficient taxable income in the future. Due to the cumulative losses incurred in

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

10.  INCOME TAXES (CONTINUED)
recent years the deferred tax assets do not currently meet the criteria for recognition under SFAS No. 109 and, accordingly, the net deferred asset has been reduced to zero.

    The net change in the valuation allowance during fiscal 1998 was $903,000. Approximately $1,214,000 of the recorded valuation allowance of $6,416,000 relates to deferred tax assets resulting from the acquisition of MEMS, a wholly-owned subsidiary of MEDIQ, on August 3, 1994. To the extent realized, any tax benefit related to the valuation allowance arising from the acquisition will be applied to reduce costs in excess of net assets acquired.

    The following is a reconciliation of income tax computed at the U.S. federal statutory tax rates to the rates utilized to compute the provision (benefit) for income taxes for the years ended April 30, 1998, 1997, and 1996:

                                                                1998     1997     1996
                                                                -----    -----    -----
Tax at U.S. statutory rates.................................    (34.0)%  (34.0)%  (34.0)%
State income taxes net of federal tax benefit...............     (2.9)    (3.5)    (3.8)
Change in valuation allowance...............................     34.0     30.7     88.6
Other.......................................................      3.6      3.8      1.8
                                                                -----    -----    -----
                                                                  0.7%    (3.0)%   52.6%
                                                                -----    -----    -----
                                                                -----    -----    -----

    For federal income tax purposes, InnoServ has approximately $1,200,000 of investment tax credit carryforwards which expire between 2000 through 2002. InnoServ also has an alternative minimum tax credit carryforward of approximately $200,000 for federal income tax purposes. InnoServ has net operating loss carryforwards for federal income tax purposes of approximately $9,905,000 as of April 30, 1998 which will begin to expire in 2011.

    As a result of the transactions pursuant to the MEDIQ Agreement (see Note
7), InnoServ has potentially undergone a change in ownership under Internal Revenue Code Section 382. If such change in ownership has occurred, an annual limitation may be applicable to the utilization of net operating loss and other tax credit carryforwards. Such a limitation could cause a portion of such carryforwards to go unused.

11.  EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS No. 128 requirements.

    Basic and diluted per share amounts were the same for all periods presented, as stock options to purchase shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive. At April 30, 1998, stock options to purchase 405,200 shares of common stock were outstanding and could potentially dilute earnings per share in future periods.

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

12.  OPERATING LEASES

    InnoServ leases real properties under operating leases expiring on various dates through September 2001. Some of the leases contain renewal options. All real property leases require the payment by InnoServ of property taxes, maintenance, insurance and other incidental expenses. Rent expense for the years ended April 30, 1998, 1997, and 1996 was approximately $702,000, $732,000, and
$779,000, respectively.

    Future minimum rental payments, including interest thereon, under noncancelable operating leases with third parties at April 30, 1998 were as follows (in thousands):

                                                                                      OPERATING
FISCAL YEAR ENDING                                                                     LEASES
-----------------------------------------------------------------------------------  -----------
1999...............................................................................   $     613
2000...............................................................................         551
2001...............................................................................         551
2002...............................................................................         230
2003...............................................................................          --
                                                                                     -----------
                                                                                      $   1,945
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

14.  MAJOR CUSTOMER

    InnoServ provides asset management services to IHC Health Services, Inc. ("IHC") under an agreement which expires on December 31, 2000. Revenues from IHC under this asset management services agreement for the years ended April 30, 1998, 1997 and 1996 amounted to approximately 13 percent, 9 percent and 3 percent of consolidated revenues, respectively.

15.  SUBSEQUENT EVENT

    On May 19, 1998, InnoServ entered into an Agreement and Plan of Merger ("Merger Agreement") with General Electric Company ("GE") whereby GE Medical Systems, a division of GE, will acquire all of the outstanding common stock of InnoServ for $16,000,000 in cash (the "Merger"), including the MEDIQ Payment (as hereinafter defined) and the Escrow Payment (as hereinafter defined). After payments to MEDIQ pursuant to the MEDIQ Agreement dated November 13, 1997 (see
Note 7), holders of InnoServ common stock will receive a range of consideration between approximately $3.97 and $4.25 per share, depending upon the amount payable to MEDIQ, upon consummation of the Merger.

    MEDIQ and InnoServ are currently in dispute as to the amount that would be owed to MEDIQ under the terms of the MEDIQ Agreement upon consummation of the Merger. If InnoServ and GE had entered into or consummated a change of control on or prior to April 1, 1998, MEDIQ would have been entitled to $6,437,994, based upon the Merger consideration, upon consummation of the Merger. Pursuant to a letter agreement dated May 19, 1998, among InnoServ, MEDIQ and GE (the "Letter Agreement"), MEDIQ has

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

15.  SUBSEQUENT EVENT (CONTINUED)
acknowledged that it believes that, based on the accuracy of the representations described below, it will be owed $4,052,876 upon consummation of the Merger, while InnoServ has acknowledged that it believes that MEDIQ will be owed $3,218,997, which amount is 50% of $6,437,994. The Merger Agreement provides for the payment on the effective date of the Merger by GE (i) to MEDIQ of an amount equal to $3,218,997 (the "MEDIQ Payment") and (ii) to an escrow agent of an amount equal to $833,879 (the "Escrow Payment"), to be held pursuant to an escrow agreement by and between MEDIQ and InnoServ.

    Under the terms of the Letter Agreement, MEDIQ also released InnoServ from any further obligations under the MEDIQ Agreement, contingent upon the receipt of the MEDIQ Payment and subject to the representations of InnoServ and GE that such parties did not affirmatively delay any such change of control transaction and that a description (provided to MEDIQ) of the parties' discussions with respect to the Merger was materially correct and not misleading. In connection with the arbitration of the dispute over whether MEDIQ is owed $4,052,876 or $3,218,997, MEDIQ has advised InnoServ that it has concerns as to the accuracy of such representations and that MEDIQ will require discovery with respect to that issue. While InnoServ believes that the representations are accurate, MEDIQ may nevertheless claim that they are not accurate and demand that the full amount of $6,437,994 be paid to MEDIQ upon consummation of the Merger. Although InnoServ believes that any such claim would be without merit, there is no assurance, if such a claim is asserted, that InnoServ will prevail on the issue in the arbitration proceeding or otherwise; however, the ultimate resolution of this issue will have no effect on the amount of consideration to be received by InnoServ shareholders.

    The obligations of InnoServ and GE to consummate the Merger are subject to fulfillment or waiver of the following conditions: (i) approval of the Merger Agreement by the shareholders of InnoServ; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and the absence of any order by any governmental entity restraining, enjoining or prohibiting the Merger; (iii) the performance in all material aspects of the agreements of each party, respectively, under the Merger Agreement and the receipt by each party of certificates from an officer of the other party to such effect; (iv) the representations and warranties contained in the Merger Agreement of each party, respectively, being correct and true as of the effective date of the Merger (except where the failure to be so true, individually or in the aggregate, with other such failures would not have a material adverse effect as such term is defined in the Merger Agreement), and the receipt by each party of certificates from an officer of the other party to such effect; and (v) the receipt by GE of an opinion of counsel of InnoServ.

    GE and InnoServ will close the Merger transaction as soon as all necessary approvals are obtained, which is expected to occur in late August 1998.

    Certain InnoServ shareholders, representing 53 percent of InnoServ shares (an amount sufficient to approve the Merger), have entered into agreements with GE to vote in favor of the Merger.

    GE and InnoServ filed notification and report forms with the U.S. Department of Justice (the "DOJ") and the Federal Trade Commission (the "FTC") seeking early termination of the HSR Act on December 24, 1997 and December 30, 1997, respectively. On July 14, 1998, GE and InnoServ received written notice that the FTC has granted early termination of the waiting period under the HSR Act. Pursuant to the terms of the Merger Agreement, GE and InnoServ entered into a side agreement dated May 19, 1998 (the "Side Agreement"), wherein GE had agreed to pay InnoServ $1,200,000 if the DOJ did not grant

                          INNOSERV TECHNOLOGIES, INC.

                                 APRIL 30, 1998

15.  SUBSEQUENT EVENT (CONTINUED)
early termination or expiration of the waiting period under the HSR Act prior to the later of (i) June 22, 1998 or (ii) the date of the meeting of the shareholders of InnoServ at which the Merger is approved. Since early termination has been granted, no amount is payable by GE to InnoServ under the Side Agreement.

    Under the terms of the Merger Agreement, GE purchased 700,000 shares of a newly created Series B Preferred Stock of InnoServ ("Preferred Shares") for $2,800,000, which payment was received by InnoServ on June 5, 1998. The Preferred Shares have no voting rights, accrue dividends of $0.32 per share per annum beginning six months from the issuance of such shares, whether or not earned or declared, have a liquidation value of $4.00 per share plus any accrued but unpaid dividends, and are redeemable by InnoServ at anytime, but mandatory on May 19, 2008, at a price equal to $4.00 per share plus any accrued but unpaid dividends. Each Preferred Share is also convertible into common stock of InnoServ, at the option of the holders, at anytime after the earlier of (i) the consummation of a reorganization of InnoServ with a third party or (ii) the later of (A) September 30, 1998 or (B) the termination of the Merger Agreement.

    As of April 30, 1998, InnoServ recorded prepaid expenses of $114,000 for direct costs associated with the Merger Agreement. In the event the Merger does not close, this amount, in addition to other estimated direct costs of $350,000, will be charged to income.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Unaudited summarized financial data by quarter for the years ended April 30, 1998 and 1997 were as follows (in thousands, except per share amounts):

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
1998
Revenues..............................................................  $   9,144  $   9,207  $   9,210  $   9,328
Gross profit..........................................................      1,543      1,273        891        583
Loss before income taxes..............................................       (252)      (467)      (845)    (1,082)
Net loss..............................................................       (252)      (467)      (845)    (1,100)
Net loss per share--basic and diluted(a)..............................  $   (0.05) $   (0.09) $   (0.26) $   (0.37)
Weighted average shares--basic and diluted(a).........................      5,036      5,036      3,274      3,009

1997
Revenues..............................................................  $  11,788  $  10,684  $  10,231  $   9,684
Gross profit..........................................................      1,765      1,563      2,102      1,103
Income (loss) before income taxes(b)..................................       (627)      (456)        36       (573)
Net income (loss).....................................................       (627)      (456)        36       (526)
Net income (loss) per share--basic and diluted(a).....................  $   (0.12) $   (0.09) $    0.01  $   (0.11)
Weighted average shares--basic and diluted(a).........................      5,036      5,036      5,036      5,036

------------------------

(a) Reflects the adoption of SFAS No. 128 (see Note 11).

(b) Loss before income taxes in the fourth quarter of fiscal 1997 included a reduction of approximately $500,000 in certain reserves for sales allowances and other liabilities. Such reductions were a result of management's ongoing evaluation of estimated obligations.

                          INNOSERV TECHNOLOGIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                  BALANCE AT   CHARGED TO                  BALANCE AT
                                                                   BEGINNING    COSTS AND    DEDUCTIONS/     END OF
DESCRIPTION                                                        OF PERIOD    EXPENSES     WRITE-OFFS      PERIOD
----------------------------------------------------------------  -----------  -----------  -------------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  April 30, 1996................................................   $   1,429    $     (89)    $    (325)    $   1,015
  April 30, 1997................................................       1,015           (8)          (97)          910
  April 30, 1998................................................         910           80          (121)          869

ALLOWANCE FOR INVENTORY AMORTIZATION
  April 30, 1996................................................   $   3,460    $   1,299     $    (148)    $   4,611
  April 30, 1997................................................       4,611          850          (421)        5,040
  April 30, 1998................................................       5,040          909          (130)        5,819

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item will be included in the Registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for October 13, 1998, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item will be included in the Registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for October 13, 1998, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item will be included in the Registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for October 13, 1998, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item will be included in the Registrant's definitive Proxy Statement for InnoServ's Annual Meeting of Shareholders scheduled for October 13, 1998, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

    (a) Financial Statements and Financial Statement Schedule:

           The financial statements and schedule listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" included in Item 8 of Part II of this report, commencing at page 12, are filed as part of this report.

    (b) Reports on Form 8-K:

           During the three months ended April 30, 1998, no reports were filed by Registrant on Form 8-K.

    (c) Exhibits:

           The information required by this portion of Item 14 is set forth in the Index to Exhibits beginning on page 34.

                               POWER OF ATTORNEY

    The Registrant and each person whose signature appears below hereby appoints each of Michael G. Puls and Thomas E. Hoefert as attorneys-in-fact, each with full power to act alone, to execute in the name and on behalf of the Registrant and any such person, individually and in each capacity stated below, one or more amendments to this report, which amendments may make such changes in this report as any of said attorneys-in-fact deems appropriate, and to file each such amendment to this report together with all exhibits thereto and any and all documents in connection therewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INNOSERV TECHNOLOGIES, INC.
                                                 (REGISTRANT)

                                By:              /s/ THOMAS HOEFERT
                                     -----------------------------------------
                                                 Thomas E. Hoefert
DATE: JULY 17, 1998                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ DUDLEY A. RAUCH
------------------------------  Chairman of the Board of       July 17, 1998
       Dudley A. Rauch            Directors

       /s/ SAMUEL SALEN         Vice Chairman and
------------------------------    Secretary of the Board       July 17, 1998
      Samuel Salen, M.D.          of Directors

     /s/ MICHAEL G. PULS        President and Chief
------------------------------    Executive Officer,           July 17, 1998
       Michael G. Puls            Director

                                Vice President and Chief
      /s/ THOMAS HOEFERT          Financial Officer,
------------------------------    Principal Financial and      July 17, 1998
      Thomas E. Hoefert           Accounting Officer

    /s/ BERNARD J. KORMAN
------------------------------  Director                       July 17, 1998
      Bernard J. Korman

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ MICHAEL M. SACHS
------------------------------  Director                       July 17, 1998
       Michael M. Sachs

     /s/ MICHAEL SANDLER
------------------------------  Director                       July 17, 1998
      Michael F. Sandler

     /s/ DAVID A. WEGMANN
------------------------------  Director                       July 17, 1998
       David A. Wegmann

                               INDEX TO EXHIBITS

EXHIBIT NO.                                           DESCRIPTION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------------
       2.1   Agreement of Merger and Plan of Reorganization dated May 18, 1994, among Registrant, MMI Acquisition
               Subsidiary, Inc., MEDIQ Incorporated and MEDIQ Equipment and Maintenance Services, Inc. (5).

       3.1   Articles of Incorporation of the Registrant, as amended prior to September 14, 1988 (1).

       3.2   Certificate of Amendment of Articles of Incorporation of the Registrant dated September 14, 1988 (3).

       3.3   Certificate of Amendment of Articles of Incorporation of the Registrant dated September 26, 1995 (7).

       3.4   Certificate of Determination of Preferences of Series A Preferred Stock of the Registrant (1).

       3.5   Certificate of Amendment to Certificate of Determination of Preferences (3).

       3.6   Bylaws of the Registrant, as amended (1).

       4.1   Registration Agreement dated as of April 29, 1983 by and among the Registrant and certain investors (1).

       4.2   Stock Purchase Agreement dated November 13, 1997 by and among Registrant, MEDIQ Incorporated and MEDIQ
               Investment Services, Inc. (13).

       9.1   Voting Agreement dated as of April 29, 1983 between Dudley A. Rauch and certain investors (1).

      10.1   Employee Stock Purchase Plan (2).

      10.2   Stock Purchase Agreement dated as of July 17, 1985 among Registrant and the shareholders of R Squared
               Scan Systems, Inc. (2).

      10.3   Form of Agreement of Indemnification between Registrant and Alan D. Margulis, Donald Moehring, M.D.,
               Dudley A. Rauch, Michael Sachs, Samuel Salen, M.D., and David Wegmann as Directors and Ian MacSween,
               Alan D. Margulis, Christopher J. Purcell and Dudley A. Rauch as officers (3).

      10.4   1992 Stock Incentive Plan (4).

      10.5   Employment Agreement between MEDIQ Equipment and Maintenance Services, Inc. and J. Thomas Owings and
               Registrant (5).

      10.6   Letter Agreement of Employment dated December 8, 1995 between Registrant and Michael G. Puls (7).

      10.7   Form of Indemnity Agreement between Registrant and Thomas Carroll, Bernard Korman, Michael Puls, and
               Michael Sandler as Directors and Thomas Hoefert as an officer (6).

      10.8   Loan Agreement dated as of December 15, 1995 by and between Registrant and Overton Bank & Trust, N.A.
               (6).

      10.9   Revolving Credit Agreement dated as of August 12, 1996 in the principal amount of $500,000 payable by the
               Registrant to Overton Bank & Trust, N.A. (8).

      10.10  Revolving Credit Agreement dated as of October 12, 1996 in the principal amount of $500,000 payable by the Registrant to Overton Bank & Trust, N.A. (9).

      10.11  Revolving Credit Agreement dated as of November 12, 1996 in the principal amount of $500,000 payable by the Registrant to Overton Bank & Trust, N.A. (9).

EXHIBIT NO.                                           DESCRIPTION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------------
      10.12  Form of Security Agreement dated as of November 12, 1996 between Overton Bank & Trust, N.A. and each of
               InnoServ Technologies, Inc., InnoServ Technologies Maintenance Services, Inc., Advanced Imaging
               Technologies, Inc. and Sietec, Inc. (9).

      10.13  Letter dated December 12, 1996 amending the Loan Agreement dated as of December 15, 1995, by and between
               Registrant and Overton Bank & Trust, N.A. (9).

      10.14  Stock Option Agreement dated as of December 11, 1996 by and between Registrant and Michael G. Puls (10).

      10.15  Bonus Agreement dated December 20, 1996 between Registrant and Michael G. Puls (10).

      10.16  Agreement dated March 28, 1997 amending the Bonus Agreement dated December 20, 1996 between Registrant and Michael G. Puls (11).

      10.17  Loan Agreement dated as of April 14, 1997 by and between Registrant and Overton Bank & Trust, N.A.

      10.18  Term Loan Agreement dated as of April 14, 1997 in the principal amount of $1,197,573 payable by the
               Registrant to Overton Bank & Trust, N.A. (11).

      10.19  Security Agreement dated April 14, 1997 by and between Registrant and Overton Bank & Trust, N.A.

      10.20  Letter Agreement of Employment dated September 10, 1997 by and between Registrant and Thomas E. Hoefert
               (12).

      10.21  Bonus Agreement dated as of September 29, 1997 between Registrant and Thomas E. Hoefert (12).

      10.22  Letter dated December 5, 1997 amending the Loan Agreement dated as of April 14, 1997 by and between
               Registrant and Overton Bank & Trust, N.A. (12).

      10.23  Letter dated March 6, 1998 waiving the violation of the cash flow covenant of the Loan Agreement dated as of April 14, 1997 by and between Registrant and Overton Bank & Trust, N.A. (14).

      10.24  Agreement dated April 2, 1998 amending the Bonus Agreement dated December 20, 1996 between Registrant and
               Michael G. Puls.

      10.25  Letter dated July 2, 1998 waiving the violation of certain financial covenants of the Loan Agreement dated as of April 14, 1997 by and between Registrant and Frost National Bank (formerly Overton Bank &
               Trust, N.A.).

      21.1   Subsidiaries.

      23.1   Consent of Independent Auditors.

      27.1   Financial Data Schedule.

------------------------

 (1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-91168) and incorporated herein by reference.

 (2) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 2, 1986.

 (3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 28, 1989.

 (4) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-66752) dated July 30, 1993.

 (5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 29, 1994.

 (6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1996.

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

 (11) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1997.

 (12) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1997.

 (13) Previously filed as an exhibit to the Registrant's Form 8-K dated November 13, 1997.

 (14) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1998.