Form 10-Q
period 1998-07-31
INNOSERV TECHNOLOGIES INC
filed 1998-09-14
CIK 746072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTER ENDED JULY 31, 1998


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

     At September 11, 1998, the Registrant had outstanding 3,009,395 shares of its common stock, $.01 par value.

                           INNOSERV TECHNOLOGIES, INC.
                                    FORM 10-Q
                                  JULY 31, 1998


                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Consolidated Balance Sheets as of July 31, 1998 and April 30, 1998       3

              Consolidated Statements of Operations for the three months ended
                July 31, 1998 and 1997                                                 4

              Consolidated Statements of Cash Flows for the three months ended
                July 31, 1998 and 1997                                                 5

              Notes to Consolidated Financial Statements                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               11

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                            15

INDEX TO EXHIBITS                                                                     16

                           INNOSERV TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                    July 31,
                                                     1998      April 30,
                                                  (Unaudited)    1998
                                                  -----------  --------
ASSETS
Current assets
  Cash and cash equivalents                        $  4,605    $  3,088
  Receivables                                         3,784       3,821
  Inventory:
    Spare parts and supplies, net                     3,803       4,031
    Inventory held for sale                             750         878
  Prepaid expenses                                      747         572
                                                   --------    --------
    Total current assets                             13,689      12,390

Capital equipment, net                                2,701       3,042
Goodwill, net                                         3,202       3,240
Other assets                                             41          41
                                                   --------    --------
                                                   $ 19,633    $ 18,713
                                                   --------    --------
                                                   --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                $    317    $    479
  Accounts payable                                    5,146       5,974
  Accrued liabilities                                 2,158       2,283
  Deferred revenues                                   3,617       4,248
                                                   --------    --------
      Total current liabilities                      11,238      12,984

Shareholders' equity
  Preferred stock, $.01 par value: 5,000,000
    shares authorized; 700,000 shares of Series B
    issued at July 31, 1998                               7          --
  Common stock, $.01 par value: 10,000,000
    shares authorized; 3,009,395 issued                  30          30
  Paid-in capital                                    20,103      17,324
  Accumulated deficit                               (11,745)    (11,625)
                                                   --------    --------
      Total shareholders' equity                      8,395       5,729
                                                   --------    --------
                                                   $ 19,633    $ 18,713
                                                   --------    --------
                                                   --------    --------

The accompanying notes are an integral part of these financial statements.

                           INNOSERV TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                  Three Months Ended
                                                       July 31,
                                                 --------------------
                                                   1998        1997
                                                 --------    --------
Revenues:
  Service                                        $  8,229    $  7,534
  Sale of parts and equipment                         922       1,610
                                                 --------    --------
      Total revenues                                9,151       9,144
Costs:
  Cost of service                                   7,260       6,890
  Cost of parts and equipment                         408         711
                                                 --------    --------
      Total cost of operations                      7,668       7,601

  Gross profit                                      1,483       1,543

Depreciation and amortization                         381         394
Selling and administrative                          1,207       1,384
                                                 --------    --------
Loss from operations                                 (105)       (235)

Interest expense, net                                   3          17
                                                 --------    --------
Loss before income taxes                             (108)       (252)
Provision for income taxes                             12          --
                                                 --------    --------
Net loss                                         $   (120)   $   (252)
                                                 --------    --------
                                                 --------    --------
Net loss per share - basic and diluted           $   (.04)   $   (.05)
                                                 --------    --------
                                                 --------    --------
Weighted average shares - basic and diluted         3,009       5,036
                                                 --------    --------
                                                 --------    --------

The accompanying notes are an integral part of these financial statements.

                            INNOSERV TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)

                                                            Three Months Ended
                                                                 July 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Cash flows from:
Operations:
Net loss                                                   $   (120)   $   (252)
Adjustments to reconcile net loss to net cash flows
  from operations:
    Depreciation and amortization                               381         394
    Changes in assets and liabilities:
      Receivables                                                37         822
      Inventory                                                 356        (135)
      Prepaid expenses                                         (175)        125
      Accounts payable                                         (828)        368
      Accrued liabilities                                      (125)       (309)
      Deferred revenues                                        (631)       (144)
      Other assets                                               --           2
                                                           --------    --------
Net cash provided by (used for) operations                   (1,105)        871

Investing activities:
  Purchase of equipment                                          (2)         (8)
                                                           --------    --------
Net cash used for investing activities                           (2)         (8)

Financing activities:
  Net proceeds from issuance of Preferred Stock               2,786          --
  Payments on long-term debt                                   (162)       (121)
                                                           --------    --------
Net cash provided by (used for) financing activities          2,624        (121)
                                                           --------    --------
Net increase in cash and cash equivalents                     1,517         742

Cash and cash equivalents at beginning of period              3,088       1,806
                                                           --------    --------

Cash and cash equivalents at end of period                 $  4,605    $  2,548
                                                           --------    --------
                                                           --------    --------

The accompanying notes are an integral part of these financial statements.

                           INNOSERV TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (UNAUDITED)


1.   GENERAL

     The consolidated financial statements included herein have been prepared by InnoServ Technologies, Inc. ("InnoServ") without audit, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended July 31, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of InnoServ and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. Any and all adjustments made are of a normal and recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, InnoServ believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with InnoServ's annual report on Form 10-K for the fiscal year ended April 30, 1998, filed with the Securities and Exchange Commission. The results of operations for the three months ended July 31, 1998, are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

     Certain reclassifications have been made in the prior year's consolidated financial statements to conform to the fiscal 1999 presentation.


2.   INTEREST EXPENSE, NET

     Interest expense is net of interest income of $40,000 and $16,000 for the periods ended July 31, 1998 and 1997, respectively.


3.   SUPPLEMENTAL CASH FLOW DISCLOSURE

     Interest and income taxes paid in the three months ended July 31, 1998 and 1997 were as follows:

                                           Three Months Ended
                                                July 31,
                                         ---------------------
                                           1998         1997
                                         --------     --------
                   Interest              $ 45,000     $ 25,000
                   Income taxes          $ 13,000     $  4,000

                           INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1998
                                   (UNAUDITED)


4.   EARNINGS PER SHARE

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


5.   LONG-TERM DEBT

     On April 14, 1997, InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's prior revolving line of credit and term loan agreements with the bank were converted into a new term loan aggregating $1,198,000. Borrowings under the new term loan bear interest at the rate of prime (8.5% at July 31, 1998) plus 1% per annum. Monthly principal installments of $54,000 plus interest are required through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and capital equipment. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. As a result of the loss for the period, InnoServ failed to meet the cash flow ratio under the loan agreement as of July 31, 1998. InnoServ's bank waived this event of default through January 8, 1999.


6.   MERGER AGREEMENT

     On May 19, 1998, InnoServ entered into an Agreement and Plan of Merger (the "Merger Agreement") with General Electric Company ("GE") whereby GE Medical Systems, a division of GE, will acquire all of the outstanding common stock of InnoServ for $16,000,000 in cash (the "Merger"), including the MEDIQ Payment (as hereinafter defined) and the Escrow Payment (as hereinafter defined). After payment to MEDIQ Incorporated ("MEDIQ") pursuant to a Stock Purchase Agreement dated November 13, 1997 (the "MEDIQ Agreement"), holders of InnoServ common stock will receive a range of consideration between approximately $3.97 and $4.25 per share, depending upon the final amount payable to MEDIQ.

                           INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1998
                                   (UNAUDITED)

6.   MERGER AGREEMENT (CONTINUED)

     MEDIQ and InnoServ are currently in dispute as to the amount that would be owed to MEDIQ under the terms of the MEDIQ Agreement upon consummation of the Merger. If InnoServ and GE had entered into or consummated a change of control on or prior to April 1, 1998, upon consummation of the Merger MEDIQ would have been entitled to $6,437,994, based upon the Merger consideration. Pursuant to a letter agreement dated May 19, 1998 among InnoServ, MEDIQ and GE (the "Letter Agreement"), MEDIQ has acknowledged that it believes that, based on the accuracy of the representations described below, it will be owed $4,052,876 upon consummation of the Merger, while InnoServ has acknowledged that it believes that MEDIQ will be owed $3,218,997, which amount is 50 percent of $6,437,994. The Merger Agreement provides for the payment on the effective date of the Merger by GE (i) to MEDIQ of an amount equal to $3,218,997 (the "MEDIQ Payment") and (ii) to an escrow agent of an amount equal to $833,879 (the "Escrow Payment"), to be held pursuant to an escrow agreement by and between MEDIQ and InnoServ (the "Escrow Agreement"). In a letter agreement among InnoServ and MEDIQ, the parties agreed to submit such dispute to binding arbitration pursuant to the terms of the MEDIQ Agreement to determine the amount MEDIQ and/or holders of outstanding shares of InnoServ's common stock on the effective date will receive pursuant to the Escrow Agreement.

     Under the terms of the Letter Agreement, MEDIQ also released InnoServ from any further obligations under the MEDIQ Agreement, contingent upon the receipt of the MEDIQ Payment and subject to the representations of InnoServ and GE that such parties did not affirmatively delay any such change of control transaction and that a description (provided to MEDIQ) of the parties' discussions with respect to the Merger was materially correct and not misleading. In connection with the arbitration of the dispute over whether MEDIQ is owed $4,052,876 or $3,218,997, MEDIQ has advised InnoServ that it has concerns as to the accuracy of such representations and that MEDIQ will require discovery with respect to that issue. MEDIQ has not specified the nature of its concerns and, in depositions taken in connection with the arbitration proceedings referenced herein, MEDIQ's Chief Executive Officer and its outside counsel have testified that they knew of no facts to suggest that the representations are untrue or that the description is inaccurate. While InnoServ believes that the representations are accurate, MEDIQ may nevertheless claim that they are not accurate and demand that the full amount of $6,437,994 be paid to MEDIQ upon consummation of the Merger. Although InnoServ believes that any such claim would be without merit, there is no assurance, if such a claim is asserted, that InnoServ will prevail on the issue in the arbitration proceeding or otherwise; however, the ultimate resolution of this issue will have no effect on the amount of consideration to be received by InnoServ shareholders nor will it effect InnoServ's or GE's obligations under the Merger Agreement. It is unlikely that the amount MEDIQ is entitled to receive will be finally resolved before the Merger is consummated. Should MEDIQ ultimately obtain a final judgment against InnoServ that it is owed more than the sum of the MEDIQ Payment and the Escrow Payment, InnoServ would be responsible for payment of that excess amount.

                           INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1998
                                   (UNAUDITED)


6.   MERGER AGREEMENT (CONTINUED)

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

     GE and InnoServ filed notification and report forms with the U.S. Department of Justice (the "DOJ") and the Federal Trade Commission (the "FTC") seeking early termination of the waiting period under the HSR Act on December 24, 1997 and December 30, 1997, respectively. On July 14, 1998, GE and InnoServ received written notice that the FTC has granted early termination of the waiting period under the HSR Act. Pursuant to the terms of the Merger Agreement, GE and InnoServ entered into a side agreement dated May 19, 1998 (the "Side Agreement"), wherein GE had agreed to pay InnoServ $1,200,000 if the DOJ or FTC did not grant early termination or expiration of the waiting period under the HSR Act prior to the later of (i) June 22, 1998 or (ii) the date of the meeting of the shareholders of InnoServ at which the Merger is approved. Since early termination has been granted, no amount is payable by GE to InnoServ under the Side Agreement.

     InnoServ has called a Special Meeting of Shareholders ("Special Meeting") to be held on September 15, 1998 at 8:00 a.m., central daylight time, at the Hilton Arlington Hotel located at 2401 E. Lamar Boulevard, Arlington, Texas 76006, to consider and vote upon a proposal to approve and adopt the Merger Agreement and the Merger. Holders of record of InnoServ common stock at the close of business on August 27, 1998 are entitled to notice of, and to vote at, the Special Meeting. Proxy materials were mailed to holders of record on August 31, 1998. Certain InnoServ shareholders, representing 53 percent of InnoServ shares (an amount sufficient to approve the Merger), have entered into agreements with GE to vote in favor of the Merger.

                           INNOSERV TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1998
                                   (UNAUDITED)


6.   MERGER AGREEMENT (CONTINUED)

     GE and InnoServ will close the Merger transaction as soon as all necessary approvals are obtained, which is currently expected to occur on or shortly after September 15, 1998, the date of the Special Meeting.

     As of July 31, 1998, InnoServ recorded prepaid expenses of $284,000 for direct costs associated with the Merger Agreement. In the event the Merger does not close, this amount, in addition to other estimated direct costs of $340,000, will be charged to income.


7.   PREFERRED STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1999 COMPARED TO FIRST QUARTER FISCAL 1998

     Consolidated revenues for the first quarter of fiscal 1999 were $9,151,000, essentially unchanged from the first quarter of fiscal 1998 revenues of $9,144,000. Revenues from asset management and multi-vendor services increased approximately $595,000 as InnoServ continued to focus on the growing market for these types of services. Revenues from magnetic resonance imaging ("MRI") maintenance service agreements increased approximately $130,000 primarily as a result of new service agreements. Revenues from computed tomography ("CT") maintenance service agreements increased approximately $130,000 primarily as a result of additional time and material billings associated with such agreements. Offsetting these increases, revenues from the sale of parts and equipment declined approximately $690,000 and revenues from InnoServ's diagnostic mobile imaging operations declined approximately $160,000 due to lower customer demand for parts and the mobile units, respectively.

     Cost of operations increased $67,000 from the same period in the prior fiscal year. Gross profit as a percentage of revenues decreased to 16 percent in the first quarter of fiscal 1999 as compared to gross profit of 17 percent in the prior year's first quarter. The decrease in gross profit as a percentage of revenues is the result of lower gross profit margins generally on asset management contracts awarded to InnoServ during the past year due to competitive pricing in the marketplace.

     Selling and administrative expenses decreased $177,000, or 13 percent, from the prior year primarily as a result of lower staffing in sales and administration following the announcement of the pending merger with General Electric Company. Depreciation and amortization expenses decreased $13,000 from the same period in the prior fiscal year primarily as a result of the completed depreciation of certain capital equipment.

     The loss before income taxes for the first quarter of fiscal 1999 was $108,000 as compared to a $252,000 loss in the first quarter of fiscal 1998. Because InnoServ employs field service engineers over a wide geographic area, the current level of revenues are not sufficient in certain locations to cover the direct and indirect costs of providing maintenance and repair services. Additionally, due to the broad range of equipment serviced under asset management and multi-vendor service agreements, InnoServ experienced an increasing utilization of other service providers to supplement InnoServ's own staff of field service engineers to service equipment under such maintenance service agreements and a greater need to source repair parts from third parties rather than utilizing InnoServ's existing inventory of spare parts.

     In the first quarter of fiscal 1999, InnoServ recorded a tax provision of $12,000 for income taxes due to certain states in which InnoServ conducts business. InnoServ did not recognize a tax benefit from the operating losses for the first quarter of fiscal 1998 or fiscal 1999. Under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," net operating losses enter into the calculation of deferred tax assets and liabilities. At July 31, 1998, InnoServ had a net deferred tax asset before valuation allowance of approximately $6,460,000, primarily as a result of net operating losses and tax credit carryforwards. Due to the cumulative losses incurred in recent years, the deferred tax assets do not meet the criteria for recognition under SFAS No. 109 and, accordingly, InnoServ has recorded a valuation allowance for the full amount of the net deferred tax asset.

MERGER AGREEMENT

     On May 19, 1998, InnoServ entered into an Agreement and Plan of Merger (the "Merger Agreement") with General Electric Company ("GE") whereby GE Medical Systems, a division of GE, will acquire all of the outstanding common stock of InnoServ (the "Merger") (see Note 6 of the Notes to Consolidated Financial Statements). The Merger is subject to approval by InnoServ's shareholders, government regulatory approval and other customary contingencies. On July 14, 1998, GE and InnoServ received written notice that the Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. A Special Meeting of Shareholders will be held on September 15, 1998 (the "Special Meeting") to consider and vote upon a proposal to approve and adopt the Merger Agreement and Merger. Certain InnoServ shareholders, representing 53 percent of InnoServ's shares (an amount sufficient to approve the Merger), have entered into agreements with GE to vote in favor of the Merger. GE and InnoServ will close the Merger transaction as soon as all necessary approvals are obtained, which is currently expected to occur on or shortly after September 15, 1998, the date of the Special Meeting. Should the Merger not close as expected, it could have a material adverse effect on InnoServ's ongoing business due to anticipated termination of employees and difficulty in attracting new employees and customers.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1998, InnoServ had working capital of $2,451,000, of which $4,605,000 was in cash and cash equivalents. Cash and cash equivalents increased by $1,517,000 for the three months ended July 31, 1998 primarily as a result of $2,786,000 in net proceeds received from GE for the issuance of 700,000 shares of a newly created Series B of Preferred Stock of InnoServ. Operations used $1,105,000 of cash for the three month period ended July 31, 1998, primarily as a result of net payments totaling $828,000 of accounts payable and $125,000 of accrued liabilities and a reduction in deferred revenues of $631,000 as services were provided in the period for which payment had been received in a prior period. Cash was used for the prepayment of $175,000 of expenses primarily for costs incurred in conjunction with the Merger Agreement with GE. Offsetting these negative cash flows were the non-cash effect of depreciation and amortization of $381,000 and a reduction in inventory of $356,000 due to the amortization of spare parts inventory and the sale of x-ray tubes and equipment held for resale. InnoServ also made debt payments of $162,000.

     InnoServ's allowance for doubtful accounts at July 31, 1998 was $719,000, or 16 percent of gross accounts receivable. InnoServ's customers include hospitals, physician practices, outpatient clinics and entrepreneurial operations. Some of these customers are thinly capitalized, operate on small margins and experience cash flow difficulties due to the lengthy time required to receive reimbursements from Medicare and insurance companies. Factors impacting InnoServ's allowance for doubtful accounts include the timing of account write-offs and the changes occurring in the healthcare industry, primarily the move to managed care, which has weakened healthcare providers' ability to pay their debts and have forced some providers out of business.

     On April 14,1997, InnoServ entered into a new loan agreement with a bank pursuant to which amounts outstanding under InnoServ's prior revolving line of credit and term loan agreements with the bank were converted into a new term loan aggregating $1,198,000. Borrowings under the new term loan bear interest at the rate of prime (8.5% at July 31, 1998) plus 1% per annum. Monthly principal installments of $54,000 plus interest are required through January 8, 1999. Obligations under the loan agreement are secured by a security interest in InnoServ's accounts receivable, inventory and capital equipment. The loan agreement contains financial covenants including maintenance of certain financial ratios, net worth requirements and restrictions on future borrowings and payment of dividends. As a result of the loss for the period, InnoServ failed to meet the cash flow ratio under the loan agreement as of July 31, 1998. InnoServ's bank waived this event of default through January 8, 1999.

     InnoServ believes it has sufficient cash resources to meet its operating needs and does not anticipate making any significant capital purchases for the next twelve months.

YEAR 2000 ISSUE

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

         (b) Reports on Form 8-K:

         During the three months ended July 31, 1998, no reports were filed by the Registrant on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DATED: September 11, 1998

                                INNOSERV TECHNOLOGIES, INC.


                                By: /s/ Thomas Hoefert
                                   --------------------------------------------
                                    Thomas Hoefert
                                    Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and
                                       Principal Financial and Accounting
                                       Officer)

                                INDEX TO EXHIBITS

     Exhibit
       No.                      Description of Exhibit
     -------                    ----------------------

       2.1 First Amended and Restated Agreement and Plan of Merger dated as of May 19, 1998 by and among General Electric Company, Diamond Merger Sub, Inc. and Registrant (previously filed as an appendix to the Registrant's Information Statement on Schedule 14A dated August 31, 1998).

       4.1 Stock Purchase Agreement dated November 13, 1997 by and among Registrant, MEDIQ Incorporated and MEDIQ Investment Services (previously filed as an exhibit to the Registrant's Form 8-K dated November 13, 1997).

      10.1     Agreement dated May 14, 1998 amending the Bonus Agreement dated
                 December 20, 1996, as amended, and the Letter Agreement of Employment dated December 8, 1995 between Registrant and Michael G. Puls.

      10.2     Letter dated July 2, 1998 waiving the violation of certain financial covenants of the Loan Agreement dated as of April 14, 1997 by and between Registrant and Frost National Bank (formerly Overton Bank and Trust, N.A.) (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998).

       27.1    Financial Data Schedule.